Form 10-Q
period 2011-06-30
American Renal Associates Holdings, Inc.
filed 2011-09-20
CIK 1525040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

Commission File Number 333-170376

American Renal Associates Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-2170749
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

66 Cherry Hill Drive Beverly, Massachusetts	01915
(Address of principal executive offices)	(Zip code)

(978) 922-3080

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) or 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of August 12, 2011, there were outstanding 8,860,501 shares of common stock, $0.01 par value per share, of American Renal Associates Holdings, Inc., none of which were publicly traded.

INDEX

		PAGE
PARTI. Financial Information

Item 1.	Financial Statements:
	Unaudited Consolidated Balance Sheets as of June 30, 2011 (successor) and December 31, 2010 (successor)	1
	Unaudited Consolidated Statement of Operations for the three months ended June 30, 2011 (successor) and for the period April 1, 2010 through May 7, 2010 (predecessor) and for the period May 8, 2010 through June 30, 2010 (successor)	2
	Unaudited Consolidated Statement of Operations for the six months ended June 30, 2011 (successor) and for the period January 1, 2010 through May 7, 2010 (predecessor) and for the period May 8, 2010 through June 30, 2010 (successor)	3
	Unaudited Consolidated Statements of Changes in Equity (Deficit) for the successor periods for the six months ended June 30, 2011 and from May 8, 2010 through December 31, 2010 and for the predecessor period from January 1, 2010 through May 7, 2010	4
	Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2011 (successor) and for the period May 8, 2010 through June 30, 2010 (successor) and for the period from January 1, 2010 through May 7, 2010 (predecessor)	6
	Notes to Unaudited Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37
Item 4.	Controls and Procedures	37

PART II. Other Information

Item 1.	Legal Proceedings	38
Item 1A.	Risk Factors	38
Item 6.	Exhibits	50

SIGNATURES

EXHIBIT INDEX

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except for share data)

	Successor
	June 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,705	$21,179
Accounts receivable, less allowance for doubtful accounts of $3,959 and $1,498 at June 30, 2011 and December 31, 2010, respectively	56,421	51,431
Inventories	5,207	2,331
Prepaid expenses and other current assets	4,257	4,849
Income tax receivable	4,974	1,458
Deferred tax assets	9,138	9,138

Total current assets	99,702	90,386
Property and equipment, net	64,580	62,742
Deferred financing costs, net	5,395	4,973
Intangible assets, net	36,655	38,511
Other long-term assets	1,557	1,592
Goodwill	501,790	501,790

Total assets	$709,679	$699,994

Liabilities and Equity
Current liabilities:
Accounts payable	$19,910	$21,401
Accrued compensation and benefits	11,193	8,909
Accrued expenses and other current liabilities	19,649	19,613
Amount due to sellers	2,901	5,083
Current portion of long-term debt	4,187	4,096
Current portion of capital lease obligations	49	48

Total current liabilities	57,889	59,150
Long-term debt, less current portion	381,558	245,594
Capital lease obligations, less current portion	137	162
Other long-term liabilities	2,780	2,881
Deferred tax liabilities	13,807	13,807

Commitments and contingencies (Note H)

Noncontrolling interests subject to put provisions	44,602	44,236

Equity:
Common stock, $0.01 par value, 11,000,000 shares authorized, 8,860,501 and 8,857,565 issued and outstanding as June 30, 2011 and December 31, 2010, respectively	88	88
Additional paid-in capital	63,274	191,199
Accumulated deficit	(8,589)	(9,763)

Total American Renal Associates Holdings, Inc. equity	54,773	181,524
Noncontrolling interests not subject to put provisions	154,133	152,640

Total equity	208,906	334,164

Total liabilities and equity	$709,679	$699,944

See accompanying notes to the unaudited consolidated financial statements.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Operations

(in thousands)

	Successor	Successor	Predecessor
	Three Months Ended June 30, 2011	May 8, 2010 through June 30, 2010	April 1, 2010 through May 7, 2010

Net operating revenues	$89,641	$43,602	$30,462

Operating expenses:
Patient care costs	53,295	29,014	19,630
General and administrative	9,329	6,990	3,918
Merger and transaction-related costs	186	14,687	5,612
Depreciation and amortization	4,364	2,349	1,337
Provision for (recoveries of) uncollectible accounts	1,110	650	(1,480)

Total operating expenses	68,284	53,690	29,017

Operating income (loss)	21,357	(10,088)	1,445
Interest expense, net	(9,583)	(3,320)	(1,487)

Income (loss) before income taxes	11,774	(13,408)	(42)
Income tax expense (benefit)	869	(1,626)	(138)

Net income (loss)	10,905	(11,782)	96
Less: Net income attributable to noncontrolling interests	(9,587)	(4,042)	(3,024)

Net income (loss) attributable to American Renal Associates Holdings, Inc.	$1,318	$(15,824)	$(2,928)

See accompanying notes to the unaudited consolidated financial statements.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Operations

(in thousands)

	Successor	Successor	Predecessor
	Six Months Ended June 30, 2011	May 8, 2010 through June 30, 2010	January 1, 2010 through May 7, 2010

Net operating revenues	$174,309	$43,602	$102,094

Operating expenses:
Patient care costs	107,575	29,014	66,042
General and administrative	19,717	6,990	10,016
Merger and transaction-related costs	222	14,687	7,378
Depreciation and amortization	8,713	2,349	4,429
Provision for (recoveries of) uncollectible accounts	2,374	650	(334)

Total operating expenses	138,601	53,690	87,531

Operating income (loss)	35,708	(10,088)	14,563
Interest expense, net	(16,624)	(3,320)	(5,717)

Income (loss) before income taxes	19,084	(13,408)	8,846
Income tax expense (benefit)	774	(1,626)	2,264

Net income (loss)	18,310	(11,782)	6,582
Less: Net income attributable to noncontrolling interests	(17,136)	(4,042)	(9,266)

Net income (loss) attributable to American Renal Associates Holdings, Inc.	$1,174	$(15,824)	$(2,684)

See accompanying notes to the unaudited consolidated financial statements.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Equity (Deficit)

(in thousands, except share data)

	Non- controlling interests subject to put provisions	Total American Renal Associates Holdings, Inc. Deficit												Non- controlling interests not subject to put provisions
		Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Note Receivable from Stockholders	Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total
		Shares	Amount	Shares	Amount	Shares	Par Value		Shares	Cost
Balance at December 31, 2009	$38,431	7,300,000	$7	2,675,000	$3	1,330,250	$1	$(735)	246,900	$(1,065)	$23,704	$(97,784)	$(75,869)	$16,057
Net income (loss)	1,942	—	—	—	—	—	—	—	—	—	—	(2,684)	(2,684)	7,324
Issuance of common stock	—	—	—	—	—	328,490	—	—	—	—	7	—	7
Adjustment for tax benefits from stock awards exercised	—	—	—	—	—	—	—	—	—	—	9,140	—	9,140
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	219	—	219
Distributions to noncontrolling interests	(2,487)	—	—	—	—	—	—	—	—	—	—	—	—	(8,907)
Contributions from noncontrolling interests	128	—	—	—	—	—	—	—	—	—	—	—	—	422
Acquisitions of noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	98
Sales of noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(250)	—	(250)	626
Purchases of noncontrolling interests	(1,183)	—	—	—	—	—	—	—	—	—	—	—	—	—
Change in fair value of noncontrolling interests	6,668	—	—	—	—	—	—	—	—	—	(6,668)	—	(6,668)	—

Balance at May 7, 2010 (unaudited)	$43,499	7,300,000	$7	2,675,000	$3	1,658,740	$1	$(735)	246,900	$(1,065)	$26,152	$(100,468)	$(76,105)	$15,620

See the accompanying notes to the unaudited consolidated financial statements.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Equity—(Continued)

(in thousands, except share data)

	Non- controlling interests subject to put provisions	Total American Renal Associates, Holdings Inc. Equity												Non- controlling interests not subject to put provisions
		Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Note Receivable from Stockholders	Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total
		Shares	Amount	Shares	Amount	Shares	Par Value		Shares	Cost
Successor Entity Acquisition transaction	—	(7,300,000)	(7)	(2,675,000)	(3)	(1,658,740)	(1)	735	(246,900)	1,065	(26,152)	100,468	76,105	139,900

Successor Entity Opening Balances	$43,499	—	$—	—	$—	—	$—	—	$—	$—	$—	$—	$—	$155,520
Capital contribution	—	—	—	—	—	8,717,565	87	—	—	—	186,433	—	186,433	—
Issuance of common stock	—	—	—	—	—	140,000	1	—	—	—	2,939	—	2,940	—
Net income (loss)	4,478	—	—	—	—	—	—	—	—	—	—	(9,763)	(9,763)	13,966
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	369	—	369
Parent capital costs	—	—	—	—	—	—	—	—	—	—	(137)	—	(137)
Distributions to noncontrolling interests	(4,598)	—	—	—	—	—	—	—	—	—	—	—	—	(14,705)
Contributions from noncontrolling interests	395	—	—	—	—	—	—	—	—	—	—	—	—	1,801
Acquisitions of noncontrolling interests	310	—	—	—	—	—	—	—	—	—	—	—	—	445
Sales of noncontrolling interests	40	—	—	—	—	—	—	—	—	—	251	—	251	—
Purchases of noncontrolling interests	(245)	—	—	—	—	—	—	—	—	—	1,788	—	1,788	(4,387)
Change in fair value of noncontrolling interests	357	—	—	—	—	—	—	—	—	—	(357)	—	(357)	—

Balance at December 31, 2010	$44,236	—	$—	—	$—	8,857,565	$88	—	$—	$—	$191,199	$(9,763)	$181,524	$152,640
Net income	3,806	—	—	—	—	—	—	—	—	—	—	1,174	1,174	13,330
Return of capital dividend	—	—	—	—	—	—	—	—	—	—	(130,720)	—	(130,720)	—
Issuance of common stock	—	—	—	—	—	2,936	—	—	—	—	6	—	6	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	3,162	—	3,162	—
Distributions to noncontrolling interests	(4,387)	—	—	—	—	—	—	—	—	—	—	—	—	(11,637)
Contributions from noncontrolling interests	44	—	—	—	—	—	—	—	—	—	—	—	—	642
Sales of noncontrolling interests	276	—	—	—	—	—	—	—	—	—	56	—	56	213
Purchases of noncontrolling interests	(48)	—	—	—	—	—	—	—	—	—	(599)	—	(599)	(210)
Reclassification	845	—	—	—	—	—	—	—	—	—	—	—	—	(845)
Change in fair value of noncontrolling interests	(170)	—	—	—	—	—	—	—	—	—	170	—	170	—

Balance at June 30, 2011 (unaudited)	$44,602	—	$—	—	$—	8,860,501	$88	—	$—	$—	$63,274	$(8,589)	$54,773	$154,133

See accompanying notes to the unaudited consolidated financial statements.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Successor	Successor	Predecessor
	Six Months Ended June 30, 2011	May 8, 2010 through June 30, 2010	January 1, 2010 through May 7, 2010

Operating activities
Net income (loss)	$18,310	$(11,782)	$6,582
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	8,712	2,349	4,429
Amortization of deferred financing costs	1,174	251	205
Stock-based compensation expense	3,162	3,943	219
Deferred taxes	—	—	1,130
Accrued interest on senior PIK toggle notes	4,607	—	—
Accrued interest on obligations under Series X preferred stock agreement	—	—	3,137
Gain on nonmonetary exchange	—	—	(114)
Non-cash rent charges	178	76	186
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(4,990)	2,175	(2,465)
Inventories	(2,876)	364	(6)
Prepaid expenses and other current assets	173	(805)	(1,529)
Other assets	(648)	(118)	23
Accounts payable	(1,493)	1,516	(855)
Accrued compensation and benefits	2,285	592	754
Accrued expenses and other current liabilities	(4,505)	(5,493)	(6,331)
Other liabilities	2,574	906	(70)

Cash provided by (used in) operating activities	26,663	(6,026)	5,295

Investing activities
Purchases of property and equipment	(8,827)	(2,545)	(4,904)
Cash paid for acquisitions	(1,409)	—	(102)
Cash paid for predecessor entity, net of cash acquired	(2,182)	(244,144)	56

Cash used in investing activities	(12,418)	(246,689)	(4,950)

Financing activities
Payments on long-term debt	(1,556)	(63,684)	(5,391)
Payments on capital lease obligations	(24)	(37)	(249)
Proceeds from issuance of common stock	6	155,591	8
Distributions to noncontrolling interests	(16,024)	(1,918)	(11,394)
Issuance of debt	135,600	236,775	—
Debt issuance costs	(3,375)	—	—
Return of capital dividend	(130,720)	—	—
Payoff of Series X mandatorily redeemable preferred stock	—	(65,196)	—
Contributions from noncontrolling interests	686	259	550
Purchases of noncontrolling interests	(857)	(234)	(1,183)
Proceeds from sales of additional noncontrolling interests	545	—	376

Cash used in financing activities	(15,719)	261,556	(17,283)

Increase in cash and cash equivalents	(1,474)	8,841	(16,938)
Cash and cash equivalents at beginning of period	21,179	12,241	29,179

Cash and cash equivalents at end of period	$19,705	$21,082	$12,241

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$478	$178	$3,340
Cash paid for interest	10,905	725	2,506
Supplemental Disclosure of Non-Cash Financing Activities
Noncontrolling interest in net assets of acquisitions	—	—	98

See accompanying notes to the unaudited consolidated financial statements.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

June 30, 2011

(dollars in thousands, except per share amounts)

NOTE A—MERGER AND PRESENTATION

American Renal Associates Holdings, Inc., (“the Parent”) owns 100% of the membership units of its subsidiary American Renal Holdings Intermediate Company, LLC, which itself has no assets other than 100% of the shares of the capital stock of American Renal Holdings Inc. All of our operating activities are conducted through American Renal Holdings Inc. and its operating subsidiaries.

On March 22, 2010, American Renal Holdings Inc. (“ARH” or “the Company”) entered into a Contribution and Merger Agreement (the “Merger Agreement”) with American Renal Associates Holdings, Inc. (formerly C.P. Atlas Holdings, Inc.), American Renal Holdings Intermediate Company, LLC (formerly C.P. Atlas Intermediate Holdings, LLC), C.P. Atlas Acquisition Corp., certain of ARH’s stockholders party thereto and Pamlico Capital I, LLC (formerly known as Wachovia Capital Partners GP I, LLC), pursuant to which C.P. Atlas Acquisition Corp. merged with and into ARH (the “Merger”) and, after which, ARH became the surviving entity and a wholly owned subsidiary of American Renal Holdings Intermediate Company, LLC, which is in turn a wholly owned subsidiary of the Parent.

American Renal Holdings Intermediate Company, LLC is an entity formed in the Merger and prior to the Merger had no assets or liabilities other than the shares of CP Atlas Acquisition Corp. and its rights and obligations under and in connection with the Merger Agreement. As a result of the Merger, all of ARH’s issued and outstanding capital stock became owned by American Renal Holdings Intermediate Company, LLC which is American Renal Holdings Intermediate Company, LLC’s only asset. As such, the consolidated financial statements of American Renal Holdings Intermediate Company, LLC are identical to the consolidated financial statements of ARH.

The parties agreed to consummate the Merger, subject to the terms and conditions set forth in the Merger Agreement, for an aggregate base purchase price of $415 million, subject to adjustments for working capital, indebtedness, certain specified liabilities and certain tax savings. The aggregate base purchase price of approximately $415 million for the Merger, plus related fees and expenses, was funded by the equity investment by Centerbridge Capital Partners, L.P. and its affiliates (“Centerbridge”) as well as from certain members of management and the net proceeds from the offering of $250.0 million of Senior Secured Notes (the “Senior Secured Notes”) due 2018 which bear interest at 8.375%. The Merger and the financing transaction described above are collectively referred to herein as the “Transactions.” See Note D for a summary of the terms of the Senior Secured Notes.

A reconciliation of the base purchase price to the acquisition-date fair value of consideration is as follows:

Base purchase Price	$415,000
Adjustment for cash and working capital	11,233
Acquisition-related deferred consideration	17,015
Post-combination service compensation	(4,035)

Acquisition-date fair value of consideration	$439,213

The Transactions were consummated on May 7, 2010. Although ARH continued as the surviving corporation and same legal entity after the Merger, the accompanying consolidated financial statements are presented for two periods: predecessor and successor, which relate to the periods preceding the Merger and the period succeeding the Merger, respectively. The Merger resulted in a new basis of accounting beginning on May 8, 2010 and the financial reporting periods are presented as follows:

•	The three and six month periods ended June 30, 2011 reflect the successor period, reflecting the Merger.

•	The three month period ended June 30, 2010 includes the predecessor period of the Company from April 1, 2010 to May 7, 2010 and the successor period from May 8 to June 30, 2010.

•

The six month period ended June 30, 2010 includes the predecessor period of the Company from January 1, 2010 to May 7, 2010 and the successor period, reflecting the Merger, from May 8, 2010 to June 30, 2010. The consolidated financial statements for the predecessor periods have been prepared using the historical basis of accounting for the Company. As a result of the Merger and the associated acquisition accounting, the consolidated financial statements of the successor are not comparable to periods preceding the Merger.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

June 30, 2011

(dollars in thousands, except per share amounts)

Total fees and expenses related to the Transactions aggregated approximately $28.7 million consisting of $23.4 million of merger and transaction-related costs acquisition costs and $5.3 million of deferred financing costs. Of the $23.4 million, $7.4 million was recognized in the predecessor period and $16.0 million was recognized in the successor period of May 8, 2010 through June 30, 2011.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements – (Continued)

June 30, 2011

(dollars in thousands, except per share amounts)

The Merger has been accounted for under the acquisition method of accounting, whereby the purchase price was allocated to the assets, liabilities and noncontrolling interests based on the estimated fair values on the date of acquisition. The Parent has evaluated and allocated the purchase price as the appraisal associated with the valuation of certain assets, liabilities and noncontrolling interests is complete.

The Parent calculated the fair value of its noncontrolling interests not subject to put provisions at the acquisition date using a discounted cash flow approach for interest based on income forecasts for all clinics. The Parent utilized a weighted average cost of capital of 13.25%. The discounted cash flow for each interest was then reduced by discounts for a lack of control and marketability. The lack of control discount applied was estimated at 10% as determined through an analysis of the premiums for control paid in transactions of similar companies. A discount for lack of marketability of 9% was estimated utilizing the Black-Scholes model. The application of this model was based on the following assumptions: a maturity period of 1 year, a volatility of 22.5% based on this maturity period for comparable companies, and a risk free rate of 0.38%, which also corresponds with the maturity period.

A reconciliation of the final closing balance sheet of the Predecessor entity (the “Predecessor”) prior to the effect of the Transactions, including other simultaneous transactions, such as the repayment of certain indebtedness of the Predecessor and the capital contribution made by the Parent, with the beginning consolidated balance sheet of the Successor entity (the “Successor”) (after the application of the acquisition method of accounting) is presented below:

	Predecessor		Successor
	May 7, 2010	Adjustments	May 8, 2010
Assets
Current assets:
Cash and cash equivalents	$12,241	$—	$12,241
Accounts receivable, net	48,119	—	48,119
Inventories	2,300	—	2,300
Prepaid expenses and other current assets	3,606	—	3,606
Deferred transaction expense	—	18,982	18,982
Income tax receivable	11,706	1,595	13,301
Deferred tax assets	3,429	593	4,022

Total current assets	81,401	21,170	102,571
Property and equipment, net
Land and buildings	1,692	(250)	1,442
Leasehold improvements	55,859	(27,948)	27,911
Equipment and information systems	43,640	(20,647)	22,993
Construction in progress	3,047	—	3,047

	104,238	(48,845)	55,393
Less: accumulated depreciation and amortization	(44,338)	44,338	—

	59,900	(4,507)	55,393

Deferred financing costs, net	882	4,323	5,205
Intangible assets, net	1,408	39,081	40,489
Other long-term assets	3,287	(2,012)	1,275
Goodwill	33,157	467,935	501,092

Total assets	$180,035	$525,990	$706,025

Liabilities and Deficit
Current liabilities:
Accounts payable	$17,304	$—	$17,304
Accrued compensation and benefits	7,924	—	7,924
Accrued expenses and other current liabilities	20,523	(6,911)	13,612
Amount due to sellers	—	17,016	17,016
Current portion of long-term debt	13,148	(9,678)	3,470
Current portion of capital lease obligations	105		105

Total current liabilities	59,004	427	59,431

Long-term debt, less current portion	60,030	188,556	248,586
Capital lease obligations, less current portion	195	—	195
Other long-term liabilities	7,595	(6,331)	1,264
Deferred tax liabilities	4,261	6,836	11,097
Series X mandatorily redeemable preferred stock	65,936	(65,936)	—

Noncontrolling interests subject to put provisions	43,499	—	43,499

Equity (deficit):
Additional paid-in capital	26,152	160,281	186,433
Accumulated deficit	(100,468)	100,468	—
Other stockholders’ deficit	(1,789)	1,789	—

Total American Renal Holdings Inc. equity (deficit)	(76,105)	262,538	186,433
Noncontrolling interests not subject to put provisions	15,620	139,900	155,520

Total equity (deficit)	(60,485)	402,438	341,953

Total liabilities and equity (deficit)	$180,035	$525,990	$706,025

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements – (Continued)

June 30, 2011

(dollars in thousands, except per share amounts)

Goodwill in the predecessor entity as of May 7, 2010 was $33,157 of which $8,813 represented payments made in advance of the Merger to finance a portion of the Merger’s consideration.

As a result of the Merger, the Parent has recorded approximately $501.1 million of goodwill. The components of this goodwill are primarily patient relationships and our assembled work force. The goodwill is not deductible for income tax purposes.

Fair Value of Consideration Transferred

At the closing, the Parent made a cash payment to the former shareholders of the Company equal to the sum of the initial purchase price of $217.9 million plus $1.8 million based on an estimated working capital adjustment and other adjustments in accordance with the Merger Agreement. The final working capital adjustment was settled during the third quarter of fiscal 2010 for an additional payment of $379,000. In addition, at the close, Parent made a cash payment to an escrow agent for $30.0 million. In July 2010, $2.5 million was released and during the six month period ended June 30, 2011, $26.2 million was released with $1.3 million remaining in a third-party escrow for tax indemnification.

Of the $217.9 million, approximately $45.3 million was paid to the Company’s holders of stock options. In connection with the Merger, vesting was accelerated for all then outstanding stock options. As a result of this acceleration, the Parent determined that approximately $4.1 million of the $45.3 million payment was attributable to post-combination services and, as such, recorded as an expense in the Successor statement of operations.

The total acquisition date fair value of the consideration transferred was estimated at $439.2 million as follows:

Cash consideration to debt holders	$63,600
Cash consideration to Series X redeemable preferred stockholders	68,088
Cash consideration to stockholders	249,716
Acquisition-related deferred consideration	17,015
Equity consideration to stockholders	24,089
Assumed liabilities	16,705

Acquisition-date fair value of consideration	$439,213

The Company’s stockholders are additionally entitled to certain future tax benefits realized as a result of the Merger. The Parent has estimated this amount at $17.0 million for which a liability to the sellers was recognized. As of June 30, 2011, $14.1 million of this liability has been paid. Any change in the fair value of the acquisition-related consideration subsequent to the acquisition date, including changes from events after the acquisition date will be recognized in earnings in the period the estimated fair value changes.

In connection with the Merger, Parent assumed $16.7 million of liabilities which consisted of $10.1 million of term loans at the Parent’s clinics and $6.6 million of Merger-related transaction expenses which Parent settled on behalf of the Company.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements – (Continued)

June 30, 2011

(dollars in thousands, except per share amounts)

In connection with the Merger, the Company’s stockholders were allowed to receive shares of American Renal Associates Holdings, Inc. in exchange for foregoing cash payments. The fair value of the shares issued in connection with such payments was approximately $24.1 million.

Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial reports and the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such regulations. However, the Parent believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying financial statements include all adjustments necessary to present a fair presentation of the consolidated financial statements for the periods shown. These statements should be read in conjunction with the Consolidated Financial Statements included in the Parent’s Registration of Securities on Form S-4/A for the year ended December 31, 2010, filed with the Securities and Exchange Commission on August 4, 2011 including Note B of the notes to the Consolidated Financial Statements which discusses principles of consolidation and summary of significant accounting policies. These statements have been prepared in accordance with U.S. GAAP, which require management to make certain estimates and assumptions that affect reported amounts of assets, liabilities and noncontrolling interests and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates include revenue recognition (contractual allowances) and the allowance for uncollectible accounts, valuation of goodwill and intangibles, fair value of noncontrolling interests, provision for income taxes and stock-based compensation. Actual results could differ from these estimates and actual results for the three and six months periods ended June 30, 2011 are not necessarily indicative of results for the remainder of 2011 or future periods thereafter.

Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions how to allocate resources and assess performance. The Parent’s chief decision-maker is a combination of the Chief Executive Officer and the Chief Operating Officer. The Parent views its operations and manages its business as one reportable business segment, the ownership and operation of dialysis clinics, all of which are located in the United States.

Recent Accounting Pronouncements

Effective January 1, 2011, the Parent adopted Accounting Standard Updates (“ASU”) 2010-24, “Health Care Entities (Topic 954): Presentation of Insurance Claims and Related Insurance Recoveries,” which clarifies that a health care entity should not net insurance recoveries against a related claim liability. The adoption had no impact on the Parent’s financial condition, results of operations or cash flows.

Effective January 1, 2011, the Parent adopted ASU 2010-23, “Health Care Entities (Topic 954): Measuring Charity Care for Disclosure,” which prescribes a specific measurement basis of charity care for disclosure. The adoption had no impact on the Parent’s financial condition, results of operations or cash flows.

In June 2011, the Financial Accounting Standard Board issued EITF Issue 09-H: “Health Care Entities: Presentation and Disclosure of Net Revenues, Provision for Bad Debts, and the Allowance for Doubtful Accounts” (“EITF 09-H”). EITF 09-H states healthcare entities should present the provision for bad debts as a component of net revenues within the revenue section of their statement of operations. EITF 09-H is effective for the Parent beginning on January 1, 2012. The Parent does not expect that adoption of this new standard will have a material effect on our financial position or results of operations.

NOTE B—FAIR VALUE MEASUREMENTS

Certain of the Parent’s assets and noncontrolling interests are accounted for at fair value on a recurring basis and are classified and disclosed in one of the following three categories:

Level 1: Financial instruments with unadjusted, quoted prices listed on active market exchanges.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements – (Continued)

June 30, 2011

(dollars in thousands, except per share amounts)

Level 2: Financial instruments determined using prices for recently traded financial instruments with similar underlying terms, as well as directly or indirectly observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3: Financial instruments not actively traded on a market exchange. This category includes situations where there is little, if any, market activity for the financial instrument. The prices are determined using significant unobservable inputs or valuation techniques.

The asset or liability fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The following is a description for the valuation methodologies used for noncontrolling interests measured at fair value. There were no changes in the methodologies used at June 30, 2011.

The carrying amounts reported in the accompanying consolidated balance sheets for cash, accounts receivable, accounts payable and accrued liabilities approximate fair value because of their short-term nature. The Parent estimates the fair value of the Senior Secured Notes at $254,375 and the Senior Pay-In-Kind (PIK”) Toggle Notes at $141,108 as of June 30, 2011.

Noncontrolling interests subject to put provisions—See Note C for a discussion of the Parent’s methodology for estimating fair value of noncontrolling interest subject to put provisions.

	June 30, 2011
	Total	Level 1	Level 2	Level 3
Temporary Equity
Noncontrolling interests subject to put provisions	$44,602	$—	$—	$44,602

	December 31, 2010
	Total	Level 1	Level 2	Level 3
Temporary Equity
Noncontrolling interests subject to put provisions	$44,236	$—	$—	$44,236

NOTE C—NONCONTROLLING INTERESTS SUBJECT TO PUT PROVISIONS

The Company has potential obligations to purchase the noncontrolling interests held by third parties in several of its consolidated subsidiaries. These obligations are in the form of put provisions and are exercisable at the third-party owners’ discretion within specified periods as outlined in each specific put provision. If these put provisions were exercised, the Company would be required to purchase the third-party owners’ noncontrolling interests at the appraised fair value. The obligations are recorded based on an appraisal of estimated fair values. The appraisal estimated the fair value of the noncontrolling interests subject to these put provisions using a discounted cash flow approach and other factors. The estimated fair values of the noncontrolling interests subject to these put provisions can also fluctuate. The amount for which noncontrolling interests may ultimately be settled could vary significantly from our current estimates depending upon market conditions including potential purchasers’ access to the credit and capital markets, which can impact the level of competition for dialysis and non-dialysis related businesses, the economic performance of these businesses and the restricted marketability of the third-party owners’ noncontrolling interests.

As of June 30, 2011 and December 31, 2010, the Company’s potential obligations under these put provisions totaled approximately $31,456 and $35,827, respectively. Additionally, the Company has certain put agreements which are exercisable upon the occurrence of specific events, including third-party members’ death, disability, bankruptcy, retirement, or if third-party members are dissolved. As of June 30, 2011 and December 31, 2010, the Company’s potential additional obligations under these put provisions were approximately $13,146 and $8,409, respectively. The Company’s potential obligations for all of these put provisions are included in noncontrolling interests subject to put provisions in the accompanying consolidated balance sheets.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements – (Continued)

June 30, 2011

(dollars in thousands, except per share amounts)

NOTE D—LONG-TERM DEBT

Long-term debt consists of the following:

	Successor
	June 30, 2011	December 31, 2010
Senior secured notes issued May 7, 2010, interest payable semi-annually at a fixed rate of 8.375% with a balloon payment due on May 15, 2018	$250,000	$250,000
Senior PIK toggle notes issued March 4, 2011, interest payable semi-annually at a fixed rate of 9.75% / 10.50% payment due on March 1, 2015	135,000	—
Accrued interest on the Senior PIK toggle notes intended to be converted to principal	4,607	—
Term loans, principal payments of $25 and interest at variable monthly rates (1.8% as of June 30, 2011) payable monthly through November 2011, with a balloon payment of $1,500 due December 2011	1,623	1,770
Term loan, principal payments of $9 and interest at variable rates (2.3% as of June 30, 2011) through May 2014, with a balloon payment of $536 due May 2014	840	893
Term loans, principal and interest payable monthly at rates between 3.84% and 8.67% over varying periods through December 2016	6,201	4,072
Mortgage payable, principal and interest due monthly through March 2014 at a rate of 4.79%	177	207
Lines of credit, variable interest due monthly, converted into term loan January 2011	—	200

	398,448	257,142
Less: discounts and fees, net of accumulated amortization	(12,703)	(7,452)
Less: current maturities	(4,187)	(4,096)

	$381,558	$245,594

Scheduled maturities of long-term debt as of June 30, 2011 are as follows for the periods ending December 31:

2011 (remainder)	$2,942
2012	2,179
2013	1,542
2014	1,213
2015	718
Thereafter	389,854

$398,448

Senior Secured Notes

In connection with the Transactions, the Company issued $250.0 million of Senior Secured Notes (the “Notes”) at an offering price of 99.28%. The Notes are secured, subject to certain exceptions, by (i) all of the Company’s capital stock and (ii) substantially all of the assets of our wholly owned subsidiary guarantors. The Notes are guaranteed by the Company’s direct parent, C. P. Atlas Intermediate Holdings, LLC and all of our existing and future wholly owned domestic subsidiaries. The Notes mature on May 15, 2018. Interest is payable semi-annually at 8.375% per annum.

On or after May 15, 2015, the Company may redeem the Notes at its option, subject to certain notice periods, at a price equal to 100% of the aggregate principal amount of the Notes plus accrued and unpaid interest. From May 15, 2013 to May 14, 2015, the Company may redeem the Notes at prices ranging from 102.094% to 104.188% of the aggregate principal balance of the Notes plus accrued and unpaid interest. Prior to May 15, 2013, the Company has the option to redeem during each 12-month period commencing on the issue date of May 7, 2010 up to 10% of the aggregate principal amount of the notes at 103% of the aggregate principal amount of the Notes redeemed plus accrued and unpaid interest to the date of redemption. In addition, the Company may redeem up to 35% of the Notes before May 15, 2013, with the net cash proceeds from certain equity offerings at 108.375% of the aggregate principal amount of the Notes redeemed plus accrued and unpaid interest. The Company may also redeem some or all of the Notes before May 15, 2013 at a redemption price of 100% of the principal amount thereof plus accrued and unpaid interest, if any, to the redemption date, plus a “make-whole” premium. Upon a change in control, the Company must offer to purchase the Notes at 101% of the principal amount, plus accrued interest to the purchase date.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements – (Continued)

June 30, 2011

(dollars in thousands, except per share amounts)

Senior PIK Toggle Notes

In March 2011, the Parent issued $135.0 million of aggregate Senior PIK Toggle Notes (the “PIK Notes”). The PIK Notes are due in March 2016 and bear interest at a rate of 9.75% if paid in cash or 10.50% if paid-in-kind. The net proceeds of the PIK Notes were used to pay a dividend to the equity holders of American Renal Associates Holdings, Inc. The Parent may elect to pay interest on the notes (1) entirely in cash (“Cash Interest”), (2) entirely as PIK Interest (“PIK Interest”) or (3) 50% as Cash Interest and 50% as PIK Interest. Cash Interest on the notes will accrue at the rate of 9.75% per annum and PIK Interest on the notes will accrue at the rate of 10.50% per annum. Following an increase in the principal amount of the outstanding notes as a result of a payment of PIK Interest, the notes will accrue interest on such increased principal amount from the date of such payment. The first interest payment is intended to be in the form of PIK Interest. The notes are not guaranteed by any of the Parent’s subsidiaries.

Prior to March 1, 2013, the Parent may redeem some or all of the notes at a redemption price of 100% of the principal amount of each note to be redeemed plus a make-whole premium, together with accrued and unpaid interest, if any, thereon. Thereafter the Parent may redeem the notes, in whole or in part, at any time on or after March 1, 2013, at the redemption prices. Certain equity offerings will be triggering events which will require us to use the net proceeds from the equity offering to repurchase notes at 105% of the principal amount of the notes, as of the redemption date, at any time prior to March 1, 2013 and at redemption prices at anytime thereafter, in each case, plus accrued and unpaid interest, if any, to the repurchase date.

Credit Facility

In connection with the Transactions, the Company entered into a $25.0 million Senior Secured Revolving Credit Facility (the “Credit Facility”). The Credit Facility expires on May 7, 2015. Borrowings under the Credit Facility bear interest at a rate equal to, at the Company’s option, either (a) an alternate base rate determined by reference to the higher of (1) the prime rate in effect on such day, (2) the federal funds effective rate plus 0.50% and (3) the Eurodollar rate applicable for an interest period of one month plus 1.00% or (b) the LIBOR rate, plus an applicable margin. The initial applicable margin for borrowings under the Credit Facility is 3.50% with respect to alternate base rate borrowings and 4.50% with respect to LIBOR borrowings. In addition to paying interest on outstanding principal under the Credit Facility, the Company is required to pay a commitment fee, initially 0.75% per annum, in respect of the unutilized revolving credit commitments thereunder. The Company is subject to leverage and fixed charge financial covenants under the Credit Facility as set forth below.

We have agreed that we will not permit the Consolidated Net Debt to Consolidated EBITDA (both as defined in the agreement) Ratio for any 12 month period (last four fiscal quarters) ending during a period set forth below to be greater than the ratio set forth below opposite such period:

Period	Ratio
September 30, 2010 through September 30, 2011	5.75:1.00
December 31, 2011 through September 30, 2012	5.50:1.00
December 31, 2012 through September 30, 2013	5.00:1.00
December 31, 2013 through September 30, 2014	4.75:1.00
December 31, 2014 and thereafter	4.25:1.00

We have also agreed that we will not permit the Consolidated EBITDA to Fixed Charges (both as defined in the agreement) Ratio for any 12 month period (last four fiscal quarters) ending during a period set forth below to be lower than the ratio set forth below opposite such period:

Period	Ratio
September 30, 2010 through September 30, 2011	1.80:1.00
December 31, 2011 through September 30, 2012	1.80:1.00
December 31, 2012 through September 30, 2013	2.00:1.00
December 31, 2013 through September 30, 2014	2.25:1.00
December 31, 2014 and thereafter	2.50:1.00

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements – (Continued)

June 30, 2011

(dollars in thousands, except per share amounts)

As of June 30, 2011, there were no borrowings outstanding under the Credit Facility and the Company is in compliance with its covenants.

NOTE E—INCOME TAXES

The income tax expense included in the accompanying consolidated statements of operations principally relates to the Parent’s proportionate share of the pre-tax income of its majority-owned subsidiaries. The determination of income tax expense for interim reporting purposes is based upon the estimated effective tax rate for the year adjusted for the impact of any discrete items which are accounted for in the period in which they occur.

The Parent’s effective income tax rate for the three and six months ended June 30, 2011 (successor) was 7.4% and 4.1%, respectively. These rates differ from the federal statutory rate of 35% principally due to the portion of pre-tax income that is allocable to noncontrolling interests in our majority-owned subsidiaries which are pass-through entities for income tax purposes.

The Parent’s effective income tax rate for the period from May 8, 2010 through June 30, 2010 (successor) was (15.9%). This differs from the statutory federal tax rate primarily due to non-deductible transaction costs.

The Parent’s effective income tax rates during the periods from April 1, 2010 through May 7, 2010 (predecessor) was (328.6%) for the period from January 1, 2010 through May 7, 2010 (predecessor) was 25.6%. These effective income tax rates differed from the statutory federal rate of 35% primarily due to non-deductible transaction costs and interest expense, including original issue discount, related to the Series X Preferred Stock.

NOTE F—STOCK-BASED COMPENSATION

The predecessor entity issued stock options and other stock awards to executive management and employees under its stock-based compensation plans. During the period from January 1, 2010 to May 7, 2010 and the period from April 1, 2010 through May 7, 2010, the predecessor entity recognized $0.2 million and $0.1 million, respectively, of stock-based compensation.

In connection with the Merger, all unvested options were vested and all outstanding stock options were either converted into the right to receive the difference between $9.50 and the exercise price of the stock option or were rolled-over into fully vested options in the Successor (“Rollover Options”). As a result, the Company paid approximately $45.3 million related to the conversion of stock options of which $3.7 million was recorded as stock-based compensation expense during the period from May 8, 2010 to June 30, 2010 and the remaining $41.6 million was accounted for as part of purchase price of the Transaction.

In March 2011, the Parent declared and paid a dividend equal to $14.49 per share to holders of the Parent’s common stock. In connection with the dividend, the Parent also made a dividend equivalent payment of approximately $2.5 million to holders of Rollover Options which was expense in the statement of operations. Additionally, in connection with the dividend, the exercise prices of the outstanding Rollover Options were also adjusted. The adjustment was made at the election of the Board of Directors and was not required to be made under the applicable predecessor option plan provisions. As such, the adjustment was accounted for as a modification of the stock option which resulted in stock-based compensation expense of approximately $0.3 million.

In connection with the March 2011 dividend, the exercise prices of the outstanding 2010 Plan options were also adjusted as required under the 2010 Plan. No stock-based compensation was required to be recognized in connection with the modification of these options.

In May 2010, the Parent adopted the C.P. Atlas Holdings, Inc. 2010 Stock Incentive Plan (the 2010 Plan) under which 1,574,782 shares of the Parent’s common stock were reserved for issuance to the Company’s employees, directors and consultants. Options granted under the 2010 Plan must be nonstatutory stock options. Stock appreciation rights may also be granted under the 2010 Plan. The Board of Directors determines the period over which options become exercisable; however, such awards generally require that certain performance conditions and service conditions be met before the awards would vest. During the six months ended June 30, 2011, the Parent granted 43,355 options under the 2010 Plan to the Company’s employees at an exercise price of $6.51 per share, the estimated fair value at such time. During the six months ended June 30, 2011, no 2010 Plan options vested and 11,200 were cancelled. Each option vests as follows: 33% over a five year period, dependent upon continued employment with the Company, and

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements – (Continued)

June 30, 2011

(dollars in thousands, except per share amounts)

67% upon a liquidity event resulting in a specified return to the Parent. The Company records stock-based compensation expense only related to the portion of each option attributable to the 33% service period. Accordingly, the recognition of stock-based compensation attributable to the remaining 67% is deferred until the consummation of a liquidity event.

In January 2011, the Parent adopted the American Renal Associates Holdings, Inc. 2011 Stock Option Plan for Nonemployee Directors (the 2011 Director’s Plan) under which 100,000 shares of the Parent’s common stock were reserved for issuance to the Company’s directors and consultants. Options granted under the 2011 Director’s Plan must be nonstatutory stock options. Stock appreciation rights may also be granted under the 2011 Plan. The Board of Directors determines the period over which options become exercisable; however, such awards generally require that certain performance conditions and service conditions be met before the awards would vest. During the three and six months ended June 30, 2011, the Parent granted 0 and 16,000 options, respectively, under the 2011 Director’s Plan to members of the Company’s Board of Directors at an exercise price of $6.51 per share, all of which were outstanding as of June 30, 2011 and none of which were vested as of June 30, 2011. Each option vests as follows: 33% over a five year period, dependent upon continued service with the Company, and 67% upon a liquidity event resulting in a specified return to the Parent. The Company records stock-based compensation expense only related to the portion of each option attributable to the 33%. Accordingly, the recognition of stock-based compensation attributable to the remaining 67% is deferred until the consummation of a liquidity event.

During the three and six months ended June 30, 2011, the Company recorded $0.2 million and $0.4 million, respectively in stock-based compensation expense ($0.1 million and $0.2 million, respectively net of taxes) related to the 2010 Plan and the 2011 Director’s Plan. Unrecognized compensation related to time-based options amounted to approximately $3.4 million at June 30, 2011.

The weighted-average assumptions used to estimate the fair values of 2010 Plan and the 2011 Director’s Plan stock options granted in 2011 are as follows:

Risk-free interest rates	2.5 - 2.8%
Expected dividend yield	0%
Expected term of option	6.5 years
Expected volatility	39%
Weighted-average grant date fair value per share of options granted	$2.23

Expected volatility is based on a selected group of comparable companies’ stock price volatility over the expected term of the Company’s options. Expected term of an option is based on the “short-cut method” as prescribed by SEC SAB No. 110 as the Company has never granted performance-based awards and, as such, the Company does not have any historical experience from which to estimate an expected term. The risk-free interest rate represents the implied yields available from the U.S. Treasury zero-coupon yield curve. Expected dividend yield is 0% because the Company has not paid dividends in the past, and currently has no known intention to do so in the future. Compensation expense is recognized net of forfeitures.

NOTE G—RELATED PARTY TRANSACTIONS

The Company has lease agreements for dialysis clinics with noncontrolling interest members or entities under the control of noncontrolling interest members. The amount of rent expense under these lease arrangements was approximately $0.9 million, $0.3 million and $0.4 million for the periods from January 1, 2010 to May 7, 2010, April 1, 2010 to May 7, 2010 and May 8, 2010 to June 30, 2010, respectively. For the three and six months ended June 30, 2011, rent expense was $651 and $1,298, respectively. In addition, in 2008, the Company sub-leased space at one of its dialysis clinics to the noncontrolling interest member. Rent income under this sub-lease arrangement, which extends to 2023, was approximately $0.2 million, $0.1 million and $0.1 million for the periods from January 1, 2010 to May 7, 2010, April 1, 2010 to May 7, 2010 and May 8, 2010 to June 30, 2010, respectively. For the three and six months ended June 30, 2011, rent income was $131 and $261, respectively.

Upon consummation of the Merger, the Parent entered into a management services agreement with Centerbridge. Under this management services agreement, Centerbridge agreed to provide to the Parent certain investment banking, management, consulting, and financing planning services on an ongoing basis. In consideration for these services, the Parent pays Centerbridge an annual advisory services fee (payable quarterly) for each fiscal year from and including fiscal year 2010 of the greater of (i) an amount equal to the greater of (x) $550,000 and (y) the advisory services fee of the previous fiscal year or (ii) an amount equal to 1.25% of EBITDA, minus a personnel expense deduction, if applicable. During the three and six months ended June 30, 2011, the Parent recorded $0.2 million and $0.3 million, respectively of expense related to this agreement.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements – (Continued)

June 30, 2011

(dollars in thousands, except per share amounts)

In July 2010, Parent commenced an offering to provide its existing physician equity partners an opportunity to invest in the Company. In accordance with a July 2010 Private Placement Memorandum, cash investments could be made to acquire either 1,250 or 2,500 shares of Parent common stock at a price per share equal to the fair market value of Parent’s common stock on the date of issuance. This offering was made for a limited time period. In total, 140,000 shares of Parent common stock were issued and sold by Parent and acquired by various physician equity partners for the period July to September 2010.

NOTE H—COMMITMENTS AND CONTINGENCIES

Healthcare provider revenues may be subject to adjustment as a result of (i) examination by government agencies or contractors, for which the resolution of any matters raised may take extended periods of time to finalize; (ii) differing interpretations of government regulations by different fiscal intermediaries or regulatory authorities; (iii) differing opinions regarding a patient’s medical diagnosis or the medical necessity of service provided; (iv) retroactive applications or interpretations of governmental requirements; and (v) claims for refund from private payors, including as the result of government actions. Management believes it has recorded adequate provisions to consider potential revenue adjustments.

Professional Liability Coverage

The Parent maintains professional liability insurance coverage on a claims-made basis. Under this type of policy, claims based on occurrences during its term, but reported subsequently, will be uninsured should the policy not be renewed or replaced with other coverage. Management expects to be able to obtain renewal or other coverage in future periods, and has accrued the estimated cost associated with coverage of past occurrences reported in subsequent periods.

Litigation

The Company is a defendant in various legal actions in the normal course of business. In the opinion of the Parent’s management, based in part on the advice of outside counsel, the resolution of these matters will not have a material effect on the Parent’s financial position, results of operations or cash flows.

Regulatory

The healthcare industry is subject to numerous laws and regulations of federal, state, and local governments. Recently, government activity has increased with respect to investigations and allegations concerning possible violations by healthcare providers of fraud and abuse statutes and regulations, which could result in the imposition of significant fines and penalties, as well as significant repayments for patient services previously billed. Compliance with such laws and regulations are subject to government review and interpretations, as well as regulatory actions unknown or unasserted at this time.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements

This Quarterly Report on Form 10-Q contains statements that are forward-looking statements within the meaning of the federal securities laws. All statements that do not concern historical facts are forward-looking statements and include, among other things, statements about our expectations, beliefs, intentions and/or strategies for the future. These forward-looking statements include statements regarding our future operations, financial condition and prospects, expectations for treatment growth rates, revenue per treatment, expense growth, levels of the provision for uncollectible accounts receivable, operating income, cash flow, operating cash flow, estimated tax rates, capital expenditures, the development of new centers and center acquisitions, government and commercial payment rates, revenue estimating risk and the impact of our related level of indebtedness on our financial performance. These statements involve substantial known and unknown risks and uncertainties that could cause our actual results to differ materially from those described in the forward-looking statements, including, but not limited to, risks resulting from the regulatory environment in which we operate, economic and market conditions, competitive activities, other business conditions, accounting estimates, the variability of our cash flows, the concentration of profits generated from commercial payor plans, continued downward pressure on average realized payment rates from commercial payors, which may result in the loss of revenue or patients, a reduction in the number of patients under higher-paying commercial plans, a reduction in government payment rates or changes to the structure of payments under the Medicare ESRD program or other government-based programs, changes in pharmaceutical or anemia management practice patterns, payment policies, or pharmaceutical pricing, our ability to maintain contracts with physician medical directors, legal compliance risks, including our continued compliance with complex government regulations, continued increased competition from large and medium sized dialysis providers that compete directly with us, our ability to complete any acquisitions, mergers or dispositions that we might be considering or announce, or integrate and successfully operate any business we may acquire and the risk factors set forth in this Quarterly Report on Form 10-Q. We base our forward-looking statements on information currently available to us, and we undertake no obligation to update or revise these statements, whether as a result of changes in underlying factors, new information, future events or otherwise.

The following should be read in conjunction with our consolidated financial statements included elsewhere in this quarterly report on form 10-Q.

Merger and Presentation

American Renal Associates Holdings, Inc., (“Parent”) owns 100% of the membership units of its subsidiary American Renal Holdings Intermediate Company, LLC, which itself has no assets other than 100% of the shares of the capital stock of American Renal Holdings Inc. (“ARH”). All of our operating activities are conducted through American Renal Holdings Inc. and its operating subsidiaries.

On March 22, 2010, ARH entered into the Merger Agreement with the Parent (formerly C.P. Atlas Holdings, Inc.), American Renal Holdings Intermediate Company, LLC (formerly C.P. Atlas Intermediate Holdings, LLC), C.P. Atlas Acquisition Corp., certain of ARH’s stockholders party thereto and the Sellers’ Representative pursuant to which ARH agreed that C.P. Atlas Acquisition Corp. merged with and into ARH (the “Merger”) and, after which, ARH became the surviving entity and a wholly owned subsidiary of American Renal Holdings Intermediate Company, LLC, which is in turn a wholly owned subsidiary of the Parent. The parties agreed to consummate the Merger, subject to the terms and conditions set forth in the Merger Agreement, for an aggregate purchase price of $415 million, subject to adjustments, including, without limitation, for working capital, indebtedness, certain specified liabilities and certain tax savings. ARH agreed that $2.5 million of the purchase price was to be placed into a third-party escrow account as security for working capital adjustments and that $27.5 million of the purchase price was to be placed into a third-party escrow account as security for indemnification claims. In July 2010, the $2.5 million was released and in 2011, $26.2 million was released with $1.3 million remaining in a third-party escrow for tax indemnification.

The aggregate purchase price of approximately $415 million for the Merger, plus related fees and expenses, was funded by the equity investment by Centerbridge as well as from certain members of management and the net proceeds from the offering of $250.0 million of Senior Secured Notes (the “Senior Secured Notes”) due 2018 which bear interest at 8.375%. The Merger and the financing transaction described above are collectively referred to herein as the “Transactions.”

The Transactions were consummated on May 7, 2010. Although ARH continued as the surviving corporation and same legal entity after the Merger, the accompanying consolidated statements of operations and cash flows relate to the periods preceding the Merger (predecessor) and the periods succeeding the Merger (successor). The Merger resulted in a new basis of accounting beginning on May 8, 2010. The Merger was accounted for under the acquisition method of accounting in accordance with ASC

Topic 805, Business Combinations. Accordingly, the assets acquired, liabilities assumed and noncontrolling interests in the Merger were recorded at fair value. As a result of the Merger and the associated acquisition accounting, the consolidated financial statements of the Successor are not comparable to periods preceding the Merger.

Executive Overview

We are a national provider of kidney dialysis services for patients suffering from chronic kidney failure, also known as end stage renal disease, or ESRD. As of June 30, 2011, we owned and operated 101 dialysis clinics treating more than 6,913 patients in 19 states and the District of Columbia. Our operating model is based on shared ownership of our facilities with physicians, known as nephrologists, who specialize in kidney-related diseases in the local market served by the clinic. Each clinic is maintained as a separate joint venture in which we own a controlling interest and our local nephrologist partners own noncontrolling interests, although during the development stages or under certain circumstances we may temporarily own up to 100% of the interests of a clinic. The results of operations for all of our clinics are currently included in our consolidated financial statements.

We endeavor to provide our nephrologist partners with comprehensive management and operational tools in order to enable them (and other referring physicians) to focus on providing quality care to patients.

We derive our revenues from providing both outpatient and inpatient dialysis treatments as well as from ancillary services such as administering dialysis-related pharmaceuticals, but not including services that we outsource to third-party vendors such as lab services. The sources of these revenues are principally government-based programs, including Medicare, Medicaid and Medicare-certified HMO plans as well as commercial insurance plans.

The Competitive Strength of Our JV Model

We operate our clinics exclusively through our JV model, in which we share the ownership and operational responsibility of our dialysis clinics with physicians known as nephrologists who specialize in kidney-related diseases. In each of our JVs, we own a controlling interest in the clinic and our nephrologist partners own noncontrolling interests. We believe that our exclusive focus on a JV model makes us well-positioned to increase our market share by attracting nephrologists who are not only interested in our service platform but also want greater clinical autonomy and a potential return on capital investment associated with ownership of a noncontrolling interest in a dialysis clinic. We believe our JV model best aligns our interests with those of our nephrologist partners and their patients. By owning a portion of the clinics where their patients are treated, our nephrologist partners have a vested stake in the quality, reputation and performance of the clinics. We believe that this enhances patient and staff satisfaction and retention, clinical outcomes, patient growth, and operational and financial performance.

Clinic Development

We have experienced significant growth since opening our first clinic in December 2000. Since that date, we have developed 77 new clinics, commonly referred to as de novo clinics. The following chart shows the number of de novo and acquired clinics over the periods indicated:

	Six Months Ended June 30,	Years Ended December 31,
	2011	2010	2009	2008
De novo clinics (1)	8	8	7	12
Acquired clinics (2)	—	3	3	—

Total new clinics	8	11	10	12

(1)	Clinics formed by us which began to operate and dialyze patients in the applicable period.
(2)	Clinics acquired by us which began to operate and dialyze patients in the applicable period.

Selective recruitment of new nephrologist partners who have an established practice is critical in achieving our growth objectives. We also believe we enjoy a strong and growing reputation among the nephrologist community, ensuring that nephrologists who contemplate a migration to the shared-ownership model strongly consider us.

We also believe that the return earned by our nephrologist partners on the clinic investment can drive organic growth by enabling our nephrologist partners to reinvest in their practices, including by adding new nephrologists, which provides us with the opportunity to expand existing clinics, develop new clinics or acquire competing clinics in the same market.

We will continue to incur start-up losses associated with the opening of de novo clinics. It has been our experience that newly established dialysis centers, although contributing to increased revenues, have adversely affected our results of operations in the short term due to start-up fixed operating expenses and a smaller patient base. We consider new dialysis centers to be “start-up centers” through their initial 12 months of operations, or when they achieve consistent profitability, whichever is sooner.

Effect of the Transactions and Subsequent Issuance of Senior PIK Toggle Notes

In connection with the Transactions we incurred significant additional indebtedness, including $250.0 million aggregate principal amount of the Senior Secured Notes and $25.0 million of borrowing availability under our Credit Facility (the “New Revolving Credit Facility”). In addition, in March 2011 the Parent issued $135,000,000 in Senior PIK Toggle Notes. As of June 30, 2011, we had $398.5 million aggregate principal amount of indebtedness outstanding including approximately $9.0 million of third-party debt owed by our clinic subsidiaries. We estimate this additional indebtedness will result in annualized interest expense, including amortization of deferred financing costs and discounts, of approximately $38.4 million which is significantly higher than our annual interest expense prior to the Transactions and which may result in lower net income in future periods.

The following discussion and analysis of our historical financial condition and results of operations covers periods prior to and after the consummation of the Transactions. After the Transactions, we are highly leveraged. Significant additional liquidity requirements, resulting primarily from increased interest expense, and other factors related to the Transactions, such as increased amortization of identified intangible assets as a result of the application of acquisition accounting will continue to significantly affect our financial condition, results of operations and liquidity going forward.

Results of Operations

The following table presents our operating results for the periods indicated, expressed both in dollars and as a percentage of net operating revenues. Historical results for the successor periods during the three and six months ended June 30, 2011 are compared and discussed in relation to the historical predecessor periods from January 1, 2010 through May 7, 2010 and April 1, 2010 through May 7, 2010 and for the successor period from May 8, 2010 through June 30, 2010. Supplementally, the successor three and six months ended June 30, 2011 are compared and discussed in relation to the pro forma results for the three and six months ended June 30, 2010.

Three Months Ended June 30, 2011 as compared with the Three Months Ended June 30, 2010

	Successor	Pro Forma Results	Successor	Predecessor	Three Months Ended June 30, 2011 vs. Pro Forma
	Three Months Ended	Three Months Ended	Period from May 8 through	Period from April 1	Three Months ended June 30, 2010
	June 30, 2011	June 30, 2010	June 30, 2010	through May 7, 2010	Dollar Change	Percentage Change
Net operating revenues	$89,641	$74,064	$43,602	$30,462	$15,577	21.0%
Operating expenses:
Patient care costs	53,295	47,023	29,014	19,630	6,272	13.3%
General and administrative expense	9,329	8,513	6,990	3,918	816	9.6%
Merger and transaction-related expenses	186	—	14,687	5,612	186	n/m
Depreciation and amortization	4,364	3,995	2,349	1,337	369	9.2%
Provision for (recoveries) doubtful accounts	1,110	(830)	650	(1,480)	1,940	-233.7%

Total operating expenses	68,284	58,701	53,690	29,017	9,583	16.3%

	Successor	Pro Forma Results	Successor	Predecessor	Three Months Ended June 30, 2011 vs. Pro Forma
	Three Months Ended	Three Months Ended	Period from May 8 through	Period from April 1	Three Months ended June 30, 2010
	June 30, 2011	June 30, 2010	June 30, 2010	through May 7, 2010	Dollar Change	Percentage Change
Operating Income (loss)	21,357	15,363	(10,088)	1,445	5,994	39.0%
Interest expense, net	(9,583)	(9,518)	(3,320)	(1,487)	(65)	0.7%

Income (loss) before income taxes	11,774	5,845	(13,408)	(42)	5,929	101.4%
Income tax expense (benefit)	869	(489)	(1,626)	(138)	1,358	-277.7%

Net income (loss)	10,905	6,334	(11,782)	96	4,571	72.2%
Less: Net income attributable to noncontrolling interests	(9,587)	(6,943)	(4,042)	(3,024)	(2,644)	38.1%

Net income (loss) attributable to ARAH	$1,318	$(609)	$(15,824)	$(2,928)	$1,927	-316.4%

n/m = not meaningful

Net Operating Revenues

Net operating revenues for the three months ended June 30, 2011 were $89.6 million, an increase of 21.0% from $74.1 million for the pro forma three months ended June 30, 2010. The increase in net operating revenues was primarily due to an increase of approximately 20.3% in the number of dialysis treatments and a 0.6% increase in the average revenue per treatment. The increase in treatments resulted principally from non-acquired treatment growth from existing clinics and de novo clinics. Net operating revenues per treatment for the three months ended June 30, 2011 were $354 which was consistent with $352 for the three months ended June 30, 2010. Our net operating revenues are driven by the number of treatments performed and our average revenues per treatment. The following table summarizes our net operating revenues and net operating revenues per treatment for each of the periods indicated:

	Three Months Ended June 30,
	2011	2010
Net operating revenues (in thousands)	$89,641	$74,064
Net operating revenues per treatment	$354	$352

The number of treatments that we performed during the three months ended June 30, 2011 increased by 20.3% over the number of treatments that we performed during the three months ended June 30, 2010. This treatment growth has been driven by increasing the patient base at our existing clinics, adding new patients through the opening of de novo clinics and the acquisition of existing dialysis clinics in which we acquired a controlling interest. The following table summarizes the sources of our treatment growth for the period indicated:

	Three Months Ended June 30,
	2011	2010
Source of Treatment Growth:
Existing clinics (1)	7.6%	11.3%
De novo clinics opened (2)	7.6%	3.5%

Non-acquired treatment growth	15.2%	14.8%
Clinics acquired (3)	5.1%	—%
Total treatment growth	20.3%	14.8%

(1)	Represents net growth in treatments at clinics operating at end of the period that were also open at the end of the prior period.
(2)	Represents additional treatments provided at clinics opened since the end of the prior period, compared to the total number.
(3)	Represents treatments performed at clinics acquired since the end of the prior period.

Our net operating revenues per treatment are principally driven by our mix of commercial and government (principally Medicare and Medicaid) payor patients, the mix and amount of physician-prescribed pharmaceuticals, and commercial and government payment rates. We are generally paid more for services provided to patients covered by commercial healthcare plans than we are for patients covered by Medicare or Medicaid. Patients covered by employer group health plans transition to Medicare coverage after a maximum of 33 months. Medicare payment rates are generally insufficient to cover our total operating expenses allocable to providing dialysis treatments for Medicare patients, although in some circumstances they are sufficient to cover their patient care costs. As a result, our ability to generate operating earnings is substantially dependent on revenues derived from commercial payors, some of which pay negotiated payment rates and others of which pay based on our usual and customary fee schedule. Additionally, as patient transitions from commercial coverage to Medicare coverage, the payment rates typically decline substantially.

The following table summarizes our net operating revenues and treatments by source for each of the periods indicated. These numbers are largely driven by the nephrologist partners we choose to partner with and the overall economic environment, particularly unemployment.

	Three Months Ended June 30,
	2011	2010
Source of revenues:
Government-based programs and other	59.2%	57.5%
Commercial payors	40.8%	42.5%

	100.0%	100.0%

Source of treatments:
Government-based programs and other	86.7%	86.7%
Commercial payors	13.3%	13.3%

	100.0%	100.0%

Operating Expenses

Patient care costs Patient care costs for the three months ended June 30, 2011 were $53.3 million, an increase of 13.3% from $47.0 million for the pro forma three months ended June 30, 2010. This increase was primarily due to an increase in the number of treatments. As a percentage of net operating revenues, patient care costs were approximately 59.5% for the three months ended June 30, 2011 compared to 63.5% for the pro forma three months ended June 30, 2010. Patient care costs per treatment for the three months ended June 30, 2011 were $211, compared to $224 for the pro forma three months ended June 30, 2010. The decrease in patient care costs per treatment is primarily due to a decrease in ancillary expenses per treatment.

Patient care costs for the three months ended June 30, 2011 were $53.3 million, an increase of 9.7% from $29.0 million in the Successor period and $19.6 million in the Predecessor period or $48.6 million for the three months ended June 30, 2010. This increase was primarily due to the number of treatments partially offset by $1.6 million of stock-based compensation in 2010 related to the Merger.

General and administrative expenses General and administrative expenses for the three months ended June 30, 2011 were $9.3 million, an increase of 9.6% from $8.5 million for the pro forma three months ended June 30, 2010. The increase is primarily attributable to $1.0 million in personnel expense caused by the growth in the Company’s operations. As a percentage of net operating revenues, general and administrative expenses were approximately 10.4% for the three months ended June 30, 2011 compared to 11.5% for the pro forma three months ended June 30, 2010. General and administrative costs per treatment for the three months ended June 30, 2011 were $37, compared to $40 for the pro forma three months ended June 30, 2010.

General and administrative expenses for the three months ended June 30, 2011 were $9.3 million, a decrease of 14.7% from $7.0 million in the Successor period and $3.9 million in the Predecessor period or $10.9 million for the pro forma three months ended June 30, 2010. This decrease was primarily due to $2.5 million of stock-based compensation in 2010 related to the Merger partially offset by the increases discussed previously.

Depreciation and amortization Depreciation and amortization expense is attributable to our clinics’ equipment and leasehold improvements and amortizing intangible assets. We calculate depreciation and amortization expense using a straight-line method over the assets’ estimated useful lives. Depreciation and amortization expense for the three months ended June 30, 2011 was $4.4 million, an increase of 9.2% from $4.0 million for the pro forma three months ended June 30, 2010 primarily related to new clinics. As a percentage of operating revenues, depreciation and amortization expense was approximately 4.9% for the three months ended June 30, 2011 compared to 5.4% for the pro forma three months ended June 30, 2010.

Depreciation and amortization expenses for the three months ended June 30, 2011 was $4.4 million, an increase of 18.9% from $2.4 million in the Successor period and $1.3 in the Predecessor period or $3.7 for the three months ended June 30, 2010. This increase is primarily related to intangible assets acquired as part of the Merger and the increase discussed previously.

Provision for (recoveries of) uncollectible accounts Provision for uncollectible accounts represents reserves established for amounts for which patients are primarily responsible which we believe will not be collectible. Provision for uncollectible accounts for the three months ended June 30, 2011 was $1.1 million or 1.2% of net operating revenues. In the period from April 1, 2010 to May 7, 2010, we determined that we had developed sufficient and relevant historical experience with Medicare bad debt cost reporting to use as a basis for reliably estimating successful Medicare bad debt cost recoveries. As such, we revised our estimate on the collectability of Medicare bad debt claims related to 2008 and 2009 which resulted in a favorable adjustment of $1.8 million to our provision for doubtful accounts. Excluding this adjustment, as a percentage of net operating revenues, our pro forma provision for uncollectible accounts was approximately 1.3% of net operating revenues for the three months ended June 30, 2010. Our accounts receivable, net of the bad debt allowance, represented approximately 57 days of revenues as of June 30, 2011 and approximately 56 days of revenues as of June 30, 2010.

Interest Expense, net Interest expense represents charges for interest associated with our corporate level debt and credit facilities entered into by our dialysis clinics, as well as accumulated dividends and amortization of discount attributable to our Series X preferred stock during the predecessor period. Interest expense, net for the three months ended June 30, 2011 was $9.6 million, an increase of 0.7% from $9.5 million in the pro forma three months ended June 30, 2010, primarily related to the increase in third-party debt.

Interest expense for the three months ended June 30, 2011 was $9.6 million, an increase of 99.4% from $3.3 million in the Successor period and $1.5 million in the Predecessor period or $4.8 million for the pro forma three months ended June 30, 2010. This increase is primarily related to interest on the Senior Notes and Senior PIK Toggle Notes.

Income Tax Expense (Benefit) The provision (benefit) for income taxes for the three months ended June 30, 2011 represented an effective annualized tax rate of 7.4% compared with (8.4)% in pro forma 2010. The variation from the statutory federal rate of 35% on our share of pre-tax income during 2011 and the pro forma three months ended June 30, 2010, is primarily due to the tax impact of the noncontrolling interest.

The benefit for income taxes in the Successor period from May 8, 2010 through June 30, 2010 was (12.1)% and during the Predecessor period from April 1, 2010 through May 7, 2010, was (328.6)%. The variation from the statutory federal rate during the Predecessor period was primarily due to the tax impact of noncontrolling interests offset by nondeductible Series X dividends and discount amortization accumulated during the Predecessor period. The variation from the statutory rate in the Successor period was primarily due to the nondeductible transaction expenses related to the Merger.

Net income attributable to noncontrolling interests Noncontrolling interests represent the equity interests in our consolidated entities that we do not own, which is primarily the equity interests of our nephrologist partners in our JV clinics. Net income attributable to noncontrolling interests for the three months ended June 30, 2011 was $9.6 million, an increase of 39.1% from $6.9 million in the pro forma three months ended June 30, 2010. The increase was primarily due to the addition of de novo clinics and growth in the earnings of our existing JVs.

Net income attributable to noncontrolling interests for the three months ended June 30, 2011 was $9.6 million, an increase of 35.2% from $4.1 million in the Successor period and $3.0 in the Predecessor period or $7.1 for the pro forma three months ended June 30, 2010. The increase was primarily due to the addition of de novo clinics and growth in the earnings of our existing JVs.

Six Months Ended June 30, 2011 as compared with the Six Months Ended June 30, 2010

		Pro Forma			Six Months Ended June 30,
	Successor	Results	Successor	Predecessor	2011 vs. Pro Forma
		Six Months	Period from	Period from	Six Months ended June 30,
	Six Months Ended	Ended	May 8 through	January 1	2010
	June 30, 2011	June 30, 2010	June 30, 2010	through May 7, 2010	Dollar Change	Percentage Change
Net operating revenues	$174,309	$145,696	$43,602	$102,094	$28,613	19.6%
Operating expenses:
Patient care costs	107,575	93,416	29,014	66,042	14,159	15.2%
General and administrative expense	19,717	14,749	6,990	10,016	4,968	33.7%
Merger and transaction-related expenses	222	—	14,687	7,378	222	n/m
Depreciation and amortization	8,713	8,237	2,349	4,429	476	5.8%
Provision for (recoveries) doubtful accounts	2,374	316	650	(334)	2,058	651.3%

Total operating expenses	138,601	116,718	53,690	87,531	21,883	18.7%

Operating Income (loss)	35,708	28,978	(10,088)	14,563	6,730	23.2%
Interest expense, net	(16,624)	(19,036)	(3,320)	(5,717)	2,412	-12.7%

Income (loss) before income taxes	19,084	9,942	(13,408)	8,846	9,142	92.0%
Income tax expense (benefit)	774	(1,182)	(1,626)	2,264	1,956	-165.5%

Net income (loss)	18,310	11,124	(11,782)	6,582	7,186	64.6%
Less: Net income attributable to noncontrolling interests	(17,136)	(12,676)	(4,042)	(9,266)	(4,460)	35.2%

Net income (loss) attributable to ARAH	$1,174	$(1,552)	$(15,824)	$(2,684)	$2,726	-175.7%

n/m = not meaningful

Net Operating Revenues

Net operating revenues for the six months ended June 30, 2011 were $174.3 million an increase of 19.6% from $145.7 million for the pro forma six months ended June 30, 2010. The increase in net operating revenues was primarily due to an increase of approximately 20.0% in the number of dialysis treatments, but was partially offset by a 0.30% decrease in the average revenue per treatment. The increase in treatments resulted principally from non-acquired treatment growth from existing clinics and de novo clinics. Net operating revenues per treatment for the six months ended June 30, 2011 was $351 which was consistent with $352 for the six months ended June 30, 2010. Our net operating revenues are driven by the number of treatments performed and our average revenues per treatment. The following table summarizes our net operating revenues and net operating revenues per treatment for each of the periods indicated:

	Six Months Ended June 30,
	2011	2010
Net operating revenues (in thousands)	$174,309	$145,696
Net operating revenues per treatment	$351	$352

The number of treatments that we performed during the six months ended June 30, 2011 increased by 20.0% over the number of treatments that we performed during the six months ended June 30, 2010. This treatment growth has been driven by increasing the patient base at our existing clinics, adding new patients through the opening of de novo clinics and the acquisition of existing dialysis clinics in which we acquired a controlling interest. The following table summarizes the sources of our treatment growth for the period indicated:

	Six Months Ended June 30,
	2011	2010
Source of Treatment Growth:
Existing clinics (1)	8.5%	14.5%
De novo clinics opened (2)	6.2%	2.8%

Non-acquired treatment growth	14.7%	17.3%
Clinics acquired (3)	5.3%	—%

Total treatment growth	20.0%	17.3%

(1)	Represents net growth in treatments at clinics operating at end of the period that were also open at the end of the prior period.
(2)	Represents additional treatments provided at clinics opened since the end of the prior period, compared to the total number.
(3)	Represents treatments performed at clinics acquired since the end of the prior period.

The following table summarizes our net operating revenues and treatments by source for each of the periods indicated. These numbers are largely driven by the nephrologist partners we choose to partner with and the overall economic environment, particularly unemployment.

	Six Months Ended June 30,
	2011	2010
Source of revenues:
Government-based programs and other	59.3%	57.7%
Commercial payors	40.7%	42.3%

	100.0%	100.0%

Source of treatments:
Government-based programs and other	86.8%	86.7%
Commercial payors	13.2%	13.3%

	100.0%	100.0%

Operating Expenses

Patient care costs Patient care costs for the six months ended June 30, 2011 were $107.6 million, an increase of 15.2% from $93.4 million for the pro forma six months ended June 30, 2010. This increase was primarily due to an increase in the number of treatments. As a percentage of net operating revenues, patient care costs were approximately 61.7% for the six months ended June 30, 2011 compared to 64.1% for the pro forma six months ended June 30, 2010. Patient care costs per treatment for the six months ended June 30, 2011 were $217, compared to $226 for the pro forma six months ended June 30, 2010. The decrease in patient care costs per treatment is primarily due to a decrease in ancillary expenses per treatment.

Patient care costs for the six months ended June 30, 2011 were $107.6 million, an increase of 13.1% from $29.0 million in the Successor period and $66.1 million in the Predecessor period or $95.1 million for the six months ended June 30, 2010. This increase was primarily due to the number of treatments partially offset by $1.6 million of stock-based compensation related to the Merger in the 2010 period.

General and administrative expenses General and administrative expenses for the six months ended June 30, 2011 were $19.7 million, an increase of 33.7% from $14.7 million in the pro forma six months ended June 30, 2010. The increase is primarily attributable to $2.2 million in increased stock-based compensation, $1.0 million in increased charitable contributions and $1.7 million in increased personnel expense. As a percentage of net operating revenues, general and administrative expenses were approximately 11.3% for the six months ended June 30, 2011 compared to 10.1% for the pro forma six months ended June 30, 2010. General and administrative costs per treatment for the six months ended June 30, 2011 were $40, compared to $36 for the pro forma six months ended June 30, 2010.

General and administrative expenses for the six months ended June 30, 2011 were $19.7 million, an increase of 15.9% from $7.0 million in the Successor period and $10.0 million in the Predecessor period or $17.0 million for the six months ended June 30, 2010. This increase was primarily due to $2.5 million of stock-based compensation in addition to the increases discussed previously.

Depreciation and amortization Depreciation and amortization expense is attributable to our clinics’ equipment and leasehold improvements and amortizing intangible assets. We calculate depreciation and amortization expense using a straight-line method over the assets’ estimated useful lives. Depreciation and amortization expense for the six months ended June 30, 2011 was $8.7 million, an increase of 5.8% from $8.2 million in the pro forma six months ended June 30, 2010 primarily related to new clinics. As a percentage of operating revenues, depreciation and amortization expense was approximately 5.0% for the six months ended June 30, 2011 compared to 5.7% for the pro forma six months ended June 30, 2010.

Depreciation and amortization expenses for the six months ended June 30, 2011 were $8.7 million, an increase of 27.9% from $2.4 million in the Successor period and $4.4 million in the Predecessor period or $6.8 million for the six months ended June 30, 2010. This increase is primarily related to intangible assets acquired as part of the Merger and the increase discussed previously.

Provision for uncollectible accounts Provision for uncollectible accounts represents reserves established for amounts for which patients are primarily responsible which we believe will not be collectible. Provision for uncollectible accounts for the six months ended June 30, 2011 was $2.4 million, or 1.4% of net operating revenues. In the period from April 1, 2010 to May 7, 2010, we determined that we had developed sufficient and relevant historical experience with Medicare bad debt cost reporting to use as a basis for reliably estimating successful Medicare bad debt cost recoveries. As such, we revised our estimate on the collectability of Medicare bad debt claims related to 2008 and 2009 which resulted in a favorable adjustment of $1.8 million to our provision for doubtful accounts. Excluding this adjustment, as a percentage of net operating revenues, our provision for uncollectible accounts was approximately 1.5% of net operating revenues for the six months ended June 30, 2010. Our accounts receivable, net of the bad debt allowance, represented approximately 57 days of revenues as of June 30, 2011 and approximately 56 days of revenues as of June 30, 2010.

Interest Expense, net Interest expense represents charges for interest associated with our corporate level debt and credit facilities entered into by our dialysis clinics, as well as accumulated dividends and amortization of discount attributable to our Series X preferred stock during the predecessor period. Interest expense, net for the six months ended June 30, 2011 was $16.6 million, a decrease of 12.7% from $19.0 million in the pro forma six months ended June 30, 2010. The decrease is primarily due to the pro forma six months ended June 30, 2010 including 6 months of interest related to the Senior PIK Toggle Notes as compared with approximately 4 months of actual interest included in the six months ended June 30, 2011.

Interest expense for the six months ended June 30, 2011 was $16.6 million, an increase of 84.0% from $3.3 million in the Successor period and $5.7 million in the Predecessor period or $9.0 million or the six months ended June 30, 2010. This increase is primarily related to interest on the Senior Notes and Senior PIK Toggle Notes.

Income Tax Expense (Benefit) The provision (benefit) for income taxes for the six months ended June 30, 2011 represented an effective tax rate of 4.1% compared with a pro forma (11.9)% in 2010. The variation from the statutory federal rate of 35% on our share of pre-tax income during 2011 and the pro forma six months ended June 30, 2010 is primarily due to the tax impact of the noncontrolling interest.

The provision (benefit) for income taxes in the Successor period from May 8, 2010 through June 30, 2010 was (12.1)% and during the Predecessor period January 1, 2010 through May 7, 2010 was 25.6%. In addition to noncontrolling interest, the variation from the statutory federal rate of 35% during the Predecessor period was primarily due to nondeductible Series X dividends and discount amortization. The variation from the statutory rate in the Successor period was primarily due to the nondeductible transaction expenses related to the Merger.

Net income attributable to noncontrolling interests Noncontrolling interests represent the equity interests in our consolidated entities that we do not own, which is primarily the equity interests of our nephrologist partners in our JV clinics. Net income attributable to noncontrolling interests for the six months ended June 30, 2011 was $17.1 million, an increase of 34.6% from $12.7 million in the pro forma six months ended June 30, 2010. The increase was primarily due to the addition of de novo clinics and growth in the earnings of our existing JVs.

Net income attributable to noncontrolling interests for the six months ended June 30, 2011 was $17.1 million, an increase of 27.6% from $4.1 million in the Successor period and $9.3 million in the Predecessor period or $13.4 million for the six months ended June 30, 2010. The increase was primarily due to the addition of de novo clinics and growth in the earnings of our existing JVs.

Pro Forma Financial Information

Set forth below is our summary historical and pro forma consolidated financial data at the dates and for the periods indicated. The unaudited interim summary historical and pro forma consolidated financial data for the period from January 1, 2010 through May 7, 2010, and the period from May 8, 2010 through June 30, 2010 were derived from our historical consolidated financial statements included elsewhere in this quarterly report.

The unaudited consolidated statements of operations give effect to the Pro Forma Adjustments as if the Merger had occurred on January 1, 2010. The Pro Forma Adjustments are described below and in the accompanying notes, which should be read in conjunction with these unaudited consolidated financial statements.

The unaudited pro forma condensed consolidated statements of operations give effect to the Transactions and the following transactions (together, the “Pro Forma Adjustments”):

(i)	the Merger, including the cash equity investment by Centerbridge as well as related transaction expenses,

(ii)	the issuance of the Senior Secured Notes with related interest expense and amortization of deferred financing costs and fees capitalized,

(iii)	the issuance of the Senior PIK Toggle Notes with related interest expense and amortization of deferred financing costs and fees capitalized,

(iv)	the effect on noncontrolling interests resulting from the purchase and sale of such noncontrolling interests in various clinics,

(v)	the annual fee paid to Centerbridge in accordance with the new management agreement entered into in connection with the Transactions, and

(vi)	the asset, liability and noncontrolling interest valuations and the related purchase price allocations.

The unaudited pro forma adjustments are based upon available information and certain assumptions that we believe are reasonable under the circumstances. The unaudited pro forma consolidated financial information is presented for informational purposes only and to assist in the preceding discussion of our results of operations whenever pro form results are referenced to. The unaudited pro forma consolidated financial information does not purport to represent what our results of operations would have been had the pro forma adjustments actually occurred on the dates indicated, and they do not purport to project our results of operations for any future periods or as of any future dates. Further, the unaudited pro forma consolidated financial statements do not reflect the impact of restructuring activities, cost savings, employee termination costs and other exit costs that may result from or in connection with the Transactions. The unaudited pro forma consolidated financial information should be read in conjunction with the information contained in other sections of this quarterly report, particularly the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto included elsewhere in this report. All pro forma adjustments and their underlying assumptions are described more fully in the notes to our unaudited pro forma consolidated financial statements.

The Merger was accounted for as a business combination using the acquisition method of accounting. The pro forma information presented includes all adjustments required to reflect the fair value of assets, both tangible and intangible, acquired, liabilities assumed and noncontrolling interests based upon valuations of assets acquired, liabilities assumed and noncontrolling interests.

Unaudited Pro Forma Consolidated Statement of Operations

For the Three Months Ended June 30, 2010

	Historical (a)
	Successor	Predecessor
(in thousands)	Period from May 8 through June 30, 2010	Period from April 1 through May 7, 2010	Pro Forma Adjustments		Pro Forma Consolidated
Net operating revenues	$43,602	$30,462	$—		$74,064

Operating expenses:
Patient care costs	29,014	19,630	(1,621	)(b)	47,023
General and administrative	6,990	3,918	(2,395	)(c)	8,513
Merger and transaction-related costs	14,687	5,612	(20,299	)(h)	—
Depreciation and amortization	2,349	1,337	309	(d)	3,995
Provision for (recoveries of) uncollectible accounts	650	(1,480)	—		(830)

Total operating expenses	53,690	29,017	(24,006)		58,701

Operating income (loss)	(10,088)	1,445	24,066		15,363
Interest expense, net	(3,320)	(1,487)	(4,711	)(e)	(9,518)

Income (loss) before income taxes	(13,408)	(42)	19,295		5,845
Income tax (benefit) expense	(1,626)	(138)	1,275	(f)	(489)

Net income (loss)	(11,782)	96	18,020		6,334
Less: Net income attributable to noncontrolling interests	(4,042)	(3,024)	123	(g)	(6,943)

Net income (loss) attributable to ARH	$(15,824)	$(2,928)	$18,143		$(609)

Unaudited Pro Forma Consolidated Statement of Operations

For the Six Months Ended June 30, 2010

	Historical (a)
	Successor	Predecessor
(in thousands)	Period from May 8 through June 30, 2010	Period from January 1 through May 7, 2010	Pro Forma Adjustments		Pro Forma Results
Net operating revenues	$43,602	$102,094	$—		$145,696

Operating expenses:
Patient care costs	29,014	66,042	(1,640	)(b)	93,416
General and administrative	6,990	10,016	(2,257	)(c)	14,749
Merger and transaction-related expenses	14,687	7,378	(22,065	)(h)	—
Depreciation and amortization	2,349	4,429	1,459	(d)	8,237
Provision for (recoveries of) uncollectible accounts	650	(334)	—		316

Total operating expenses	53,690	87,531	(24,503)		116,718

Operating income (loss)	(10,088)	14,563	24,503		28,978
Interest expense, net	(3,320)	(5,717)	(9,999	)(e)	(19,036)

Income (loss) before income taxes	(13,408)	8,846	14,504		9,942
Income tax (benefit) expense	(1,626)	2,264	(1,820	)(f)	(1,182)

Net income (loss)	(11,782)	6,582	16,324		11,124
Less: Net income attributable to noncontrolling interests	(4,042)	(9,266)	632	(g)	(12,676)

Net income (loss) attributable to ARH	$(15,824)	$(2,684)	$16,956		$(1,552)

Notes to Unaudited Pro Forma Financial Information

(dollars in thousands)

(a)	The amounts in these columns represent our historical balances and results for the periods reflected.

(b)	Reflects the following adjustments to patient care costs:

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Decreased rent expense from the valuation of leases	$(35)	$(54)
Exclude costs associated with the accelerated vesting of equity awards	(1,586)	(1,586)

Total Patient care operating expense adjustments	$(1,621)	$(1,640)

(c)	Reflects the following adjustments to general and administrative expenses:

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Sponsor management fee	$55	$193
Reverse costs associated with the accelerated vesting of equity awards	(2,450)	(2,450)

Total General and administrative expense adjustments	$(2,395)	$(2,257)

(d)	Reflects the following adjustments to depreciation and amortization:

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Total Depreciation and amortization expense adjustments	$309	$1,459

(e)	Reflects the following adjustments to interest expense, net:

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Senior Secured Notes (1)	$5,234	$10,469
Senior PIK Toggle Notes (2)	3,873	7,746
New Revolving Credit Facility (3)	47	94
Rollover clinic debt (4)	205	409
Amortization of capitalized debt issuance costs and discount (5)	223	382

Total pro forma interest expense	9,582	19,100
Less: historical interest expense of repaid debt and Series X preferred stock	(4,871)	(9,101)

Net adjustment to interest expense	$4,711	$9,999

(1)	Reflects pro forma interest expense on the Senior Secured Notes.
(2)	Reflects pro forma interest expense on the Senior PIK Toggle Notes.

(3)	Reflects no outstanding balance on the $25,000 Credit Facility and includes annual commitment fee of 75 basis points on undrawn commitments under the New Revolving Credit Facility.
(4)	Reflects actual interest expense on third-party clinic debt that was not refinanced as part of the Transactions, including the amortization of debt issuance costs.
(5)	Represents amortization of debt issuance costs of $5,085 and discount of $1,800 associated with the senior secured notes amortized over eight years.

(f)	Reflects the effects on our income tax provision of the pro forma adjustments.

(g)	Reflects the following adjustments to net income attributable to noncontrolling interests:

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Total Net income attributable to noncontrolling interest adjustments	$(123)	$(632)

(h)	Reflects a pro forma adjustment to exclude Transaction costs incurred and expensed by us resulting from the Transactions.

Liquidity and Capital Resources

We own controlling interests in our JV clinics and our nephrologist partners own noncontrolling interests, typically between 25% and 49%. Except as otherwise indicated, the following discussion of our liquidity and capital resources presents information on a consolidated basis, without giving effect to any noncontrolling interests in our JV clinics.

Cash Flows

Cash Flows from Operations:

	Successor		Predecessor
	Six Months Ended June 30, 2011	May 8 through June 30, 2010	January 1 through May 7, 2010
Source / (Use)
Net income (loss)	$18,310	$(11,782)	$6,582
Depreciation and amortization	9,886	2,600	4,634
Other non-cash and non-operating items	7,947	4,013	4,558
Increase (decrease) in cash resulting in changes from:
Accounts receivable	(4,990)	2,175	(2,465)
Inventories	(2,876)	364	(6)
Other assets	(475)	(923)	(1,506)
Accounts payable and accrued expenses	(3,713)	(3,379)	(6,432)
Other liabilities	2,574	906	(70)

Net cash provided by (used in) operating activities	$26,663	$(6,026)	$5,295

The increase in our net cash provided by operating activities is primarily attributable to an increase in net income offset by increases in accounts receivable and inventories and a reduction in accounts payable and accrued expenses. In the successor period, other non-cash and non-operating items are primarily accrued interest under PIK Toggle Notes and stock-based compensation expense. In the predecessor period, other non-cash and non-operating items are primarily non-cash Series X preferred stock interest expense.

Cash Flows from Investing Activities:

	Successor		Predecessor
	Six Months Ended June 30, 2011	May 8 through June 30, 2010	January 1 through May 7, 2010
Source / (Use)
Purchases of property and equipment	$(8,827)	$(2,545)	$(4,904)
Cash paid for acquisitions	(1,409)	—	(102)
Cash paid for predecessor entity, net of cash acquired.	(2,182)	(244,144)	56

Net cash used in investing activities	$(12,418)	$(246,689)	$(4,950)

The decrease in our cash used in investing activities is due to an increase in purchases of property and equipment due to an increase in the number of denovo clinics as compared to the predecessor period and to payments made in connection with clinics acquired in 2010, offset by the impact of the Merger in May 2010.

Cash Flows from Financing Activities:

	Successor		Predecessor
	Six Months Ended June 30, 2011	May 8 through June 30, 2010	January 1 through May 7, 2010
Source / (Use)
Payments on long-term debt	$(1,556)	$(63,684)	$(5,391)
Return of capital dividend	(130,720)
Proceeds from issuance of common stock	6	155,591	8
Issuance of debt, net of issuance cost	132,225	236,775	—
Payoff of Series X Preferred Stock	—	(65,196)	—
Distributions to noncontrolling interests	(16,024)	(1,918)	(11,394)
Other	350	(12)	(506)

Net cash used in financing activities	$(15,719)	$261,556	$(17,283)

The increase in our cash used in financing activities is primarily due to an increase in distributions to noncontrolling interests and the impact of the Merger in May 2010.

Capital Resources

Our future needs for liquidity will arise primarily from funding the development of new clinics, operating expenses, capital expenditures, payment of the advisory fee and other expenses payable under the management agreement with Centerbridge and to service our debt, including our New Revolving Credit Facility and the Senior Secured Notes. Our primary sources of liquidity will be funds generated from our operations, short-term borrowing under our New Revolving Credit Facility and borrowings of long-term debt.

We believe our cash flows from operations, combined with availability under our New Revolving Credit Facility, provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending for a period that includes the next 12 months. If existing cash and cash generated from operations and borrowings under the New Revolving Credit Facility are insufficient to satisfy our liquidity requirements, we may seek to obtain additional debt or equity financing. If additional funds are raised through the issuance of debt securities, these securities could contain covenants that would restrict our operations. Any financing may not be available in amounts or on terms acceptable to us. If we are unable to obtain required financing, we may be required to reduce the scope of our planned growth efforts, which could harm our financial condition and operating results.

As of June 30, 2011 we have outstanding $398.5 million in aggregate principal amount of indebtedness, with an additional $25.0 million of borrowing capacity available under our New Revolving Credit Facility (not giving effect to any outstanding letters of credit, which would reduce the amount available under our New Revolving Credit Facility).

Our liquidity requirements will be significant, primarily due to debt service requirements in connection with the Transactions and, to the extent we elect to pay the related interest in cash, the Senior PIK Toggle Notes. In addition, we pay Centerbridge a yearly advisory services fee of the greater of (i) an amount equal to the greater of (x) $550,000 and (y) the amount of the previous fiscal year’s advisory fee and (ii) an amount equal to 1.25% of our EBITDA for that fiscal year.

Historically, our principal needs for liquidity have been to fund the development and acquisition of new clinics, to pay our operating expenses, to fund capital expenditures and to service our debt. Our primary sources of liquidity are funds generated from our operations and from borrowings of long-term debt.

At June 30, 2011, our subsidiary level long-term debt, on an aggregated basis, consisted of term loans, lines of credit and mortgages totaling $9.0 million with maturities ranging from December 2011 to February 2015 and interest rates ranging from 1.80% to 8.67%.

Senior Secured Notes

In connection with the Transactions, we issued $250.0 million of Senior Secured Notes (the notes) at an offering price of 99.28%. The notes are secured, subject to certain exceptions, by (i) all of the our capital stock and (ii) substantially all of our assets of our wholly owned subsidiary guarantors. The notes are guaranteed by the our direct parent, American Renal Holding Intermediate Company, LLC and all of our existing and future wholly owned domestic subsidiaries. The notes mature on May 15, 2018. Interest is payable semi-annually at 8.375% per annum, commencing November 15, 2010.

On or after May 15, 2015, we may redeem the notes at our option, subject to certain notice periods, at a price equal to 100% of the principal amount of the notes. Prior to May 15, 2013, we have the option to redeem during each 12-month period commencing on the issue date of May 7, 2010 up to 10% of the aggregate principal amount of the notes at 103% of the aggregate principal amount of the notes redeemed plus accrued and unpaid interest to the date of redemption. In addition, we may redeem up to 35% of the notes before May 15, 2013, with the net cash proceeds from certain equity offerings. We may also redeem some or all of the notes before May 15, 2013 at a redemption price of 100% of the principal amount thereof plus accrued and unpaid interest, if any, to the redemption date, plus a “make-whole” premium. Upon a change in control, we must offer to purchase the notes at 101% of the principal amount, plus accrued interest to the purchase date.

New Revolving Credit Facility

In connection with the Transactions, we entered into a $25.0 million senior secured revolving credit facility (the New Revolving Credit Facility). As of June 30, 2011, there were no borrowings outstanding under the New Revolving Credit Facility. The New Revolving Credit Facility expires on May 7, 2015. Borrowings under the New Revolving Credit Facility bear interest at a rate equal to, at our option, either (a) an alternate base rate determined by reference to the higher of (1) the prime rate in effect on such day, (2) the federal funds effective rate plus 0.50% and (3) the Eurodollar rate applicable for an interest period of one month plus 1.00% or (b) the LIBOR rate, plus an applicable margin. The initial applicable margin for borrowings under the New Revolving Credit Facility is 3.50% with respect to alternate base rate borrowings and 4.50% with respect to LIBOR borrowings. In addition to paying interest on outstanding principal under the New Revolving Credit Facility, we are required to pay a commitment fee, initially 0.75% per annum, in respect of the unutilized revolving credit commitments thereunder.

Senior PIK Toggle Notes

In March 2011, American Renal Associates Holdings, Inc. issued $135.0 million of aggregate Senior PIK Toggle Notes (the “PIK Notes”) in a private placement. The PIK Notes are due in March 2016 and bear interest at a rate of 9.75% if paid in cash or 10.50% if paid-in-kind. The net proceeds of the PIK Notes were used to pay a dividend to the equity holders of American Renal Associates Holdings, Inc. The Parent may elect to pay interest on the notes (1) entirely in cash (“Cash Interest”), (2) entirely as PIK Interest (“PIK Interest”) or (3) 50% as Cash Interest and 50% as PIK Interest. Cash Interest on the notes will accrue at the rate of 9.75% per annum and PIK Interest on the notes will accrue at the rate of 10.50% per annum. Following an increase in the principal amount of the outstanding notes as a result of a payment of PIK Interest, the notes will accrue interest on such increased principal amount from the date of such payment. The first interest payment is intended to be in the form of PIK Interest. The notes are not guaranteed by any of the Parent’s subsidiaries.

Prior to March 1, 2013, the Parent may redeem some or all of the notes at a redemption price of 100% of the principal amount of each note to be redeemed plus a make-whole premium, together with accrued and unpaid interest, if any, thereon. Thereafter the Parent may redeem the notes, in whole or in part, at any time on or after March 1, 2013, at the redemption prices. Certain equity offerings will be triggering events which will require us to use the net proceeds from the equity offering to repurchase notes at 105% of the principal amount of the notes, as of the redemption date, at any time prior to March 1, 2013 and at redemption prices at anytime thereafter, in each case, plus accrued and unpaid interest, if any, to the repurchase date.

Earnings before Interest, Taxes, Depreciation and Amortization and other Adjustments

We believe earnings before interest, taxes, depreciation and amortization and other adjustments, which we refer to as Adjusted EBITDA, provides information useful for evaluating our businesses and understanding our operation performance in a manner similar to management. We define Adjusted EBITDA as net income attributable to ARH before income taxes, interest expense, depreciation and amortization, and we further adjust for non-cash charges, non-recurring charges and pro forma amounts for acquisitions as if they had been consummated on the first day of each period. We believe Adjusted EBITDA is helpful in highlighting trends because Adjusted EBITDA excludes the results of decisions that are outside the control of operating management and can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. In addition, we present Adjusted EBITDA because it is one of the components used in the calculations under the covenants contained in our revolving credit facility. Adjusted EBITDA is not a measure of operating performance computed in accordance with GAAP and should not be considered as a substitute for operating income, net income, cash flows from operations, or other statement of operations or cash flow data prepared in conformity with GAAP, or as measures of profitability or liquidity. In addition, Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Adjusted EBITDA may not be indicative of historical operating results, and we do not mean for it to be predictive of future results of operations or cash flows. Adjusted EBITDA has limitations as an analytical tool, and you should not consider this item in isolation, or as a substitute for an analysis of our results as reported under GAAP. Some of these limitations are that Adjusted EBITDA:

•	does not include interest expense—as we have borrowed money for general corporate purposes, interest expense is a necessary element of our costs and ability to generate profits and cash flows;

•

does not include depreciation and amortization—because construction and operation of our dialysis clinics requires significant capital expenditures, depreciation and amortization are a necessary element of our costs and ability to generate profits;

•	does not include stock-based compensation expense;

•	does not reflect changes in, or cash requirements for, our working capital needs; and

•	does not include certain income tax payments that represent a reduction in cash available to us.

You should not consider Adjusted EBITDA as an alternative to income from operations or net income, determined in accordance with GAAP, as an indicator of our operating performance, or as an alternative to cash flows from operating activities, determined in accordance with GAAP, as an indicator of cash flows or as a measure of liquidity.

The following table presents the reconciliation from net income for 2011 and pro form net income for 2010 to Adjusted EBITDA for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
		Pro Forma		Pro Forma
(in thousands)	2011	2010	2011	2010

Net income	$10,905	$6,334	$18,310	$11,124
Interest expense	9,583	9,518	16,624	19,036
Income tax expense (benefit)	869	(489)	774	(1,182)
Depreciation and amortization	4,364	3,995	8,713	8,237
Stock-based compensation	194	53	3,162	218
Merger and transaction-related expenses	186	—	222	—
Management fee	173	140	344	278
Specified legal costs	—	8	—	48

Adjusted EBITDA (including noncontrolling interests)	$26,274	$19,559	$48,149	$37,759
Less: Net income attributable to noncontrolling interests	(9,587)	(6,943)	(17,136)	(12,676)

Adjusted EBITDA	$16,687	$12,616	$31,013	$25,083

Covenant Compliance

Under the New Revolving Credit Facility, certain limitations, restrictions and defaults could occur if we are not able to satisfy and remain in compliance with specified financial ratios. We have agreed that we will not permit the Consolidated Net Debt to Consolidated EBITDA (both as defined in the agreement) Ratio for any 12 month period (last four fiscal quarters) ending during a period set forth below to be greater than the ratio set forth below opposite such period:

Period	Ratio
September 30, 2010 through September 30, 2011	5.75:1.00
December 31, 2011 through September 30, 2012	5.50:1.00
December 31, 2012 through September 30, 2013	5.00:1.00
December 31, 2013 through September 30, 2014	4.75:1.00
December 31, 2014 and thereafter	4.25:1.00

We have also agreed that we will not permit the Consolidated EBITDA to Fixed Charges (both as defined in the agreement) Ratio for any 12 month period (last four fiscal quarters) ending during a period set forth below to be lower than the ratio set forth below opposite such period:

Period	Ratio
September 30, 2010 through September 30, 2011	1.80:1.00
December 31, 2011 through September 30, 2012	1.80:1.00
December 31, 2012 through September 30, 2013	2.00:1.00
December 31, 2013 through September 30, 2014	2.25:1.00
December 31, 2014 and thereafter	2.50:1.00

The breach of these covenants could result in a default under the Credit Facility and the lenders could elect to declare all amounts borrowed due and payable. As of June 30, 2011, we are in compliance with our covenants.

In determining Consolidated EBITDA, EBITDA is calculated by reference to net income plus interest and other financing costs, provision for income taxes, depreciation and amortization and stock-based compensation. Consolidated EBITDA as defined in the agreement is calculated by adjusting EBITDA to exclude unusual items and other adjustments permitted in calculating covenant compliance under the indentures and the credit facilities. The adjustments made in determining Consolidated EBITDA include those used in determining Adjusted EBITDA, and further include adjustments for net income attributable to noncontrolling interests with clinic-level debt and certain specified other adjustments. We believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Consolidated EBITDA are appropriate to provide additional information to investors to demonstrate our ability to comply with the financial covenants of the Credit Facility. The calculation of Consolidated EBITDA under the Credit Facility is as follows (in thousands):

Last Twelve Months Ended June 30, 2011
Net income attributable to American Renal Holdings Inc.	$10,277
Interest expense, net (1)	23,079
Income tax expense	2,144
Depreciation and amortization	17,110
Stock-based compensation	3,530
Transaction expenses (2)	1,318
Management Fee (3)	714

Adjusted EBITDA (5)	$58,172
Net income attributable to noncontrolling interests with clinic-level debt (4)	3,608

Consolidated EBITDA (5)	$61,780

(1)	Includes interest expense and interest income.
(2)	Reflects expenses related to the Transactions.
(3)	Represents management fees payable to Centerbridge.
(4)	Reflects net income attributable to noncontrolling interests at those clinics with $9.0 million of third-party debt as of June 30, 2011. The agreement permits this adjustment up to the amount of third-party debt that is included in certain coverage and leverage ratios.
(5)	Adjusted EBITDA is defined as net income plus net interest expense, income taxes, depreciation and amortization, stock-based compensation, transaction expenses, and specified legal costs. Adjusted EBITDA is not a recognized term under GAAP and does not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, Adjusted EBITDA is not intended to be a measure of free cash flow available for management’s discretionary use as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. The presentation of Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of the Company’s results as reported under GAAP. Management believes Adjusted EBITDA is helpful in highlighting trends because Adjusted EBITDA excludes the results of decisions that are outside the control of operating management and can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. In addition, Adjusted EBITDA provides more comparability between our predecessor results and our successor results that reflect acquisition accounting and our new capital structure. Management compensates for the limitations of using non-GAAP financial measures by using them to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone.

Consolidated EBITDA (or debt covenant EBITDA) is defined as Adjusted EBITDA plus net income attributable to noncontrolling interests with clinic-level debt and other adjustments. Consolidated EBITDA, not Adjusted EBITDA, is used in calculating covenant compliance under the agreements governing the New Revolving Credit Facility. The Company believes that the inclusion of supplementary adjustments to Adjusted EBITDA are appropriate to provide additional information to investors about items that will impact the calculation of EBITDA that is used to determine covenant compliance under the agreements governing the New Revolving Credit Facility. Since not all companies use identical calculations, this presentation of Consolidated EBITDA may not be comparable to other similarly titled measures of other companies.

Off Balance Sheet Arrangements, Contractual Obligations and Commitments

The following is a summary of historical contractual obligations and commitments as of June 30, 2011:

Scheduled payments under contractual obligations (in thousands)	Total	2011 & 2012	2013 & 2014	2015	After 2015
Clinic level third-party long-term debt and capital lease obligations (including current portion)	$9,027	$5,195	$2,867	$718	$247
Senior Secured Notes (1)	250,000	—	—	—	250,000
Senior PIK Toggle Notes (2)	135,000	—	—	—	135,000
Operating leases (3)	64,109	13,602	16,233	6,970	27,304
Interest payments (4)	234,936	59,873	79,076	42,507	53,480
Management Fee (5)	6,115	1,037	1,382	691	3,006

Total	$843,931	$111,673	$141,634	$71,852	$518,773

(1)	Bear interest at 8.375% with interest payment dates of May 15 and November 15, commencing November 15, 2010. As of June 30, 2011, accrued interest totals approximately $2.6 million.
(2)	The Company may elect to pay interest on the notes (1) entirely in cash (“Cash Interest”), (2) entirely as PIK Interest (“PIK Interest”) or (3) 50% as Cash Interest and 50% as PIK Interest. Cash Interest on the notes will accrue at the rate of 9.75% per annum and PIK Interest on the notes will accrue at the rate of 10.50% per annum. Following an increase in the principal amount of the outstanding notes as a result of a payment of PIK Interest, the notes will accrue interest on such increased principal amount from the date of such payment. As of June 31, 2011, accrued interest totals approximately $4.6 million.
(3)	Net of estimated sublease proceeds of $1.0 million per year from 2011 to 2015 and $7.2 million thereafter.
(4)	Represents interest payments on debt obligations with fixed interest rates, including the Senior Secured Notes and Senior PIK Toggle Notes.
(5)	Represents management fees payable to Centerbridge.

We also have potential acquisition obligations for some of our non-wholly-owned subsidiaries in the form of put provisions, which are exercisable at our nephrologist partners’ future discretion within specified periods (“time-based puts”) or upon the occurrence of certain events (“event-based puts”) as set forth in each specific put provision. See Note C—Noncontrolling Interests Subject to Put Provisions in the Notes to Unaudited Consolidated Financial Statements, included elsewhere in this Form 10-Q, for discussion of these put provisions. These put obligations are not customary in the operating agreements with our JV partners. Although no assurance can be given, we do not expect a significant increase in the number of future JV arrangements to contain put provisions.

Since our inception, $11.7 million of time-based obligations have become exercisable by our nephrologist partners, but only $2.7 million of these puts have been exercised. The following is a summary of the estimated cash obligations in each of the specified years under all time-based puts existing as of June 30, 2011 (in thousands) and reflects the payments that would be made, assuming (a) all vested puts as of June 30, 2011 are exercised on July 1, 2011 and paid accordingly and (b) all puts exercisable thereafter are exercised as soon as they vest and are paid accordingly.

Year	Amount Exercisable
2011	$8,244
2012	8,327
2013	9,790
2014	3,016
2015	659
Thereafter	1,420

We do not have any off balance sheet arrangements.

Recent Accounting Pronouncements

Effective January 1, 2011, we adopted Accounting Standard Updates (“ASU”) 2010-24, “Health Care Entities (Topic 954): Presentation of Insurance Claims and Related Insurance Recoveries,” which clarifies that a health care entity should not net insurance recoveries against a related claim liability. The adoption had no impact on our financial condition, results of operations or cash flows.

Effective January 1, 2011, we adopted ASU 2010-23, “Health Care Entities (Topic 954): Measuring Charity Care for Disclosure,” which prescribes a specific measurement basis of charity care for disclosure. The adoption had no impact on our financial condition, results of operations or cash flows.

In June 2011, the Financial Accounting Standard Board issued EITF Issue 09-H: “Health Care Entities: Presentation and Disclosure of Net Revenues, Provision for Bad Debts, and the Allowance for Doubtful Accounts” (“EITF 09-H”). EITF 09-H states healthcare entities should present the provision for bad debts as a component of net revenues within the revenue section of their statement of operations. EITF 09-H is effective for us beginning on January 1, 2012. We do not expect that the adoption of this new standard will have a material effect on our financial position, results of operations or cash flows.

Critical Accounting Policies and Estimates

A discussion of our critical accounting policies and the related judgments and estimates affecting the preparation of our consolidated financial statements is included in the Parent’s Registration of Securities on Form S-4/A for the year ended December 31, 2010 filed with the Securities and Exchange Commission. We believe that these accounting policies critical to understanding our business, results of operations and financial condition because they involve significant judgments and estimates used in the preparation of our consolidated financial statements. An accounting policy is deemed to be critical if it requires a judgment or accounting estimate to be made based on assumptions about matters that are highly uncertain, and if different estimates that could have been used, or if changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our consolidated financial statements. Actual results may differ from these estimates under different assumptions or conditions. There have been no material changes to our critical accounting policies as of June 30, 2011.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our investments include cash and cash equivalents. Cash and cash equivalents consist of cash, money market accounts, certificates of deposit and commercial paper. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be materially affected to any degree by a sudden change in market interest rates.

Interest Rate Risk

Our Credit Facility contains multiple interest rate options which allow us to choose between a U.S. prime rate based interest rate or a London Interbank Offered Rate based interest rate. As of June 30, 2011, there were no borrowings under our Credit Facility. If we were to draw on it, then we would be subject to changes in interest rates. As of June 30, 2011 we did not maintain any interest rate swap agreements.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

ITEM 4.	CONTROLS AND PROCEDURES

At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures in accordance with the Exchange Act requirements. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2011 are effective for timely identification and review of material information required to be included in the Company’s Exchange Act reports, including this report on Form 10-Q.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are subject to a Decision and Order entered In the Matter of American Renal Associates Inc. and Fresenius Medical Care Holdings, Inc. by the Federal Trade Commission. The Decision and Order was entered in 2007 following a nonpublic, informal investigation by the Federal Trade Commission into proposed dialysis clinic acquisition activities in Rhode Island and the execution of an Agreement Containing Consent Order by the parties. The Decision and Order prohibits us for a period of ten years from September 7, 2007, without prior notice to the Federal Trade Commission from: (1) acquiring dialysis clinics located in ZIP codes in and around the cities of Cranston and Warwick, Rhode Island, and/or (2) entering into any contract to manage or operate dialysis clinics in ZIP codes in and around the cities of Cranston and Warwick. These prohibitions are subject to a number of exceptions that permit us to develop, own, manage or operate de novo dialysis clinics or dialysis clinics owned or operated as of the date the Decision and Order was entered, or to perform specified services, including offsite laboratory services, bookkeeping services, accounting services, billing services, supply services and purchasing and logistics services with the adherence to confidentiality requirements. We have complied and intend to continue to comply with the terms of the Decision and Order. We do not believe that compliance with the Decision and Order will have a material impact on our revenues, earnings or cash flows.

We are also subject to various claims and legal actions in the ordinary course of our business. Some of these matters include professional liability, employee-related matters and inquiries and investigations by governmental agencies regarding our employment practices. While we cannot predict the outcome of these incidental matters, we believe that any liability arising from them will not have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

Investors should carefully consider the risks described below together with all of the other information in this Quarterly Report on Form 10-Q as well the Parent’s Registration Statement on Form S-4/A filed with the Securities and Exchange Commission on August 4, 2011.

Risks Relating to Our Business

If the number of patients with commercial insurance declines, or if the average rates paid by commercial payors decline, our operating results and financial condition would be adversely affected.

Commercial payors pay us on terms and at rates that are generally significantly higher than Medicare rates. For both the three and six months ended June 30, 2011, we derived approximately 41% of our net operating revenues from commercial payors, even though these payors were the source of reimbursement for approximately 13% of the treatments performed. Medicare payment rates are generally insufficient to cover our total operating expenses allocable to providing dialysis treatments for Medicare patients, although in some circumstances they are sufficient to cover their patient care costs. The dialysis services industry is experiencing a growing number of commercial payors seeking to reduce payment rates and impose limitations on out-of-network access and rates. The downward pressure on commercial payment rates is a result of general conditions in the market, recent and future consolidations among commercial payors, increased focus on dialysis services and other factors. Decreases in the number of patients covered by commercial plans, reductions in commercial payor rates and decreases in out-of-network rates or increases in restrictions on out-of-network access could result in a significant decrease in our overall revenues derived from commercial payors.

We are continuously in the process of negotiating agreements with our commercial payors, who are increasingly aggressive in their negotiations with us. In the event that our continued negotiations result in overall commercial rate reductions in excess of overall commercial rate increases, the cumulative effect could have a material adverse effect on our financial results. Consolidations have significantly increased the negotiating leverage of commercial payors. Our negotiations with payors are also influenced by competitive pressures. It is possible that some of our contracted rates with commercial payors may decrease or that we may experience decreases in patient volume as our negotiations with commercial payors continue. In addition to increasing downward pressure on contracted commercial payor rates, payors have been attempting to impose restrictions and limitations on non-contracted or out-of-network providers. Rates for out-of-network providers are on average higher than rates for in-network providers. Commercial payors may restructure their benefits to create disincentives for patients to select or remain with out-of-network providers or may decrease payment rates for out-of-network providers. Through our affiliation with dialysis provider trade organizations, we are resisting attempts to limit access to out-of-network providers through regulatory, legislative and legal means. Because some of our clinics are currently designated as out of network providers for our current commercial payors, decreases in out-of-network rates and restrictions on out-of-network access combined with decreases in contracted rates could result in a significant decrease in our overall revenue derived from commercial payors. If the average rates that commercial payors pay us decline significantly, it would have a material adverse effect on our revenues, earnings and cash flows.

Additionally, our revenues are sensitive to the percentage of patients with commercial insurance coverage. A patient’s insurance coverage may change for a number of reasons, including as a result of changes in the patient’s or a family member’s employment status. Currently, for a patient covered by an employer group health plan, Medicare generally becomes the primary payor after 33 months, including a 3-month coordination of benefits period. When Medicare becomes the primary payor, the payment rate we receive for that patient shifts from the employer group health plan rate to the usually lower Medicare payment rate. If there is a significant reduction in the number of patients under higher-paying commercial plans relative to government-based programs, our revenues, earnings and cash flows would be adversely affected.

We have seen an increase in the number of patients who have government-based programs as their primary payors which we believe is largely due to the current economic recession which has reduced the percentage of patients covered under commercial insurance plans. To the extent there are sustained or increased job losses in the United States as a result of current economic conditions, we could experience a decrease in the number of patients under commercial plans. We could also experience a further decrease if changes to the healthcare regulatory system result in fewer patients covered under commercial plans. In addition, our continued negotiations with commercial payors could result in a decrease in the number of patients under commercial plans to the extent that we cannot reach agreement with commercial payors on rates and other terms. If there is a significant reduction in the number of patients under higher-paying commercial plans relative to government-based programs that pay at lower rates, it would have a material adverse effect on our revenues, earnings and cash flows.

Changes in the structure of, and payment rates under, state Medicaid programs and the Medicare ESRD program could adversely affect our operating results and financial condition.

Medicare, as required by the Medicare Improvements for Patients and Providers Act of 2008 (“MIPPA”, Pub. L. No. 110-275), modified its method for calculating payments to outpatient dialysis facilities, effective January 1, 2011. A final rule implementing this legislation was issued on August 12, 2010. See 75 Fed. Reg. 49030. Under the previous method, known as the composite rate methodology, Medicare paid a fixed amount for each dialysis treatment but provided additional reimbursements for laboratory services, administration of pharmaceuticals and for certain pharmaceutical, such as EPO. Under the new prospective payment methodology, known as the bundled payment system, each outpatient dialysis facility receives a single all-inclusive payment designed to cover the dialysis treatment and supplies, laboratory services, administration of pharmaceuticals, and the pharmaceuticals themselves, including EPO.

The per-treatment base-bundled rate payable to each facility is adjusted to take by an inflation factor and geographic variations in wage rates, may be adjusted upward if the treatment volume at a given facility falls below certain thresholds, and may further be adjusted to accommodate each facility’s case-mix (e.g., patient age, body surface, body mass index co-morbidities). Facilities may also receive additional payments for so-called outliers, cases where the cost of treatment significantly exceeds the imputed Medicare payment for that patient.

The new methodology also requires dialysis facilities to provide new services within the payment bundle such as oral vitamin D medications and an expanded list of laboratory tests. Historically these services were separately billable; now the dialysis facility is operating “at risk” for these ancillary items and services. If EPO utilization, for instances increases beyond that contemplated when the bundled rate was set by CMS, then that could have a significant adverse effect on facility’s profitability. With regard to the expanded list of case-mix adjustors, these are difficult for our dialysis clinics or billing and other systems to document and track which results in an increased risk in a reduction in the amounts of the payments that we would otherwise be entitled to receive.

The new prospective payment rule also requires the new single bundled payment base rate to be adjusted annually for inflation based upon a market basket index, less a productivity adjustment, beginning in 2012. Also, beginning in 2012, the rule provides for up to a 2% withholding that can be earned back by facilities that meet certain defined clinical performance standards. However, to the extent our facilities do not fully meet the established benchmarks, we may not earn back all (or any) of the dollars withheld.

Dialysis providers were given the option to make a one-time election by November 1, 2010 to move fully to the bundled payment system in 2011 or to phase in the payment system over four years, in each case commencing on January 1, 2011. All of our clinics with the exception of one elected to move fully to the bundled payment system. Given the limited timeframe in which the bundled payment system has been in effect, at this time we cannot predict whether we will be able to reduce our operating costs to a level that will fully offset any reduction in overall reimbursement for services we provide to Medicare patients. In addition, we may experience increases in operating costs, such as labor and supply costs, that may not fully off-set by inflation-based increases in Medicare payments.

Further, to ensure budget neutrality during the four-year transition, Medicare reduced each facility’s payments by 3.1 percent based on the assumption that more than half of the dialysis facilities nationwide would opt to participate in the transition. The actual percentage of facilities which elected to forego the transition and be paid fully under the blended rate methodology effective January 1, 2011, was about 87 percent. As a result, CMS announced in 76 Fed. Reg. 18930 that for services furnished April 1, 2011 through December 31, 2011, it would eliminate the 3.1% payment reduction.

We derived approximately 2% of our revenues for the both the three and six months ended June 30, 2011, from patients who have Medicaid as their primary coverage. As state governments face increasing budgetary pressure, they may propose reductions in payment rates, delays in the timing of payments, limitations on eligibility or other changes to Medicaid programs. Some states have already taken steps to reduce or delay payments. In addition, Medicaid eligibility requirements mandate that citizen enrollees in Medicaid programs provide documented proof of citizenship. Our revenues, earnings and cash flows could be negatively affected to the extent that we are not paid by Medicaid or other state programs for services provided to patients who are unable to satisfy the eligibility requirements, including undocumented patients living in the United States. If state governments reduce the rates paid by Medicaid programs for dialysis and related services, delay the timing of payment for services provided, further limit eligibility for Medicaid coverage or adopt changes to the Medicaid payment structure which reduces our overall payments from Medicaid, then our revenues, earnings and cash flows could be adversely affected.

On December 17, 2010, the Department of Veterans Affairs published a final rule, (75 Fed. Reg. 78901) effective in February 2011, which materially changed the payment methodology and ultimately the amount paid for dialysis services furnished to veterans in non-VA centers such as ours. In the final rule, the VA adopted the bundled payment system implemented by Medicare and estimated a reduction of 39% in payments for dialysis services to veterans at non-VA centers. The new VA payment methodology has had a significant negative impact on our net operating revenues and cash flows as a result of the reduction in rates or as a result of the decrease in the number of VA patients we serve. Given the limited timeframe in which the bundled payment system has been in effect, at this time we cannot predict whether we will be able to reduce our operating costs to a level that will fully offset any reduction in overall reimbursement for services we provide to VA patients.

During both the three and six months ended June 30, 2011, we derived approximately 59% of our revenues from reimbursement from federal programs, such as Medicare and Medicaid. Prior to January 2011, the Medicare ESRD program paid us for dialysis treatment services at a single composite rate for each dialysis treatment, adjusted based upon geography and individual patient characteristics. The composite rate included the supplies used in those treatments, specified laboratory tests and certain pharmaceuticals. This Medicare ESRD program did not provide for regular percentage increases in the composite rate. Accordingly, the amounts by which we were reimbursed for our services were not adjusted to keep pace with inflation, even if our operating costs, which include labor and supply costs, increased.

Other services and pharmaceuticals, vitamin D analogs, and iron supplements, were separately billed. These separately-billable pharmaceuticals included erythropoietin (“EPO”), a pharmaceutical used to treat anemia, a common complication associated with ESRD.

Beginning in January 2011, Medicare ESRD payments are made under a bundled payment rate which provides for a fixed rate for all goods and services provided during the dialysis treatment, including laboratory services, the administration of pharmaceuticals and payments for pharmaceuticals such as EPO that were separately billed under the previous methodology. Further the bundled payment system requires dialysis facilities to provide new services within the payment bundle such as oral vitamin D medications and an expanded list of laboratory tests. Historically these services were separately billable; now the dialysis facility is at risk for utilization with reimbursement set at a fixed rate. With regard to the expanded list of case-mix adjustors, these are difficult for our dialysis clinics or billing and other systems to document and track which results in an increased risk in a reduction in the amounts of the payments that we would otherwise be entitled to receive. The rule also requires the new single bundled payment base rate to be adjusted annually for inflation based upon a market basket index, less a productivity adjustment, beginning in 2012. Also, beginning in 2012, the rule provides for up to a 2% withholding that can be earned back by facilities that meet certain defined clinical performance standards. To the extent our facilities do not fully meet the established benchmarks, however, we may not earn back all (or any) of the dollars withheld.

Dialysis providers were given the option to make a one-time election by November 1, 2010 to move fully to the bundled payment system in 2011 or to phase in the payment system over four years, in each case commencing on January 1, 2011. All of our clinics with the exception of one elected to move fully to the bundled payment system. Given the limited timeframe in which the bundled payment system has been in effect, at this time we cannot predict whether we will be able to reduce our operating costs to a level that will fully offset any reduction in overall reimbursement for services we provide to Medicare patients. In addition, we experience increases in operating costs that are subject to inflation, such as labor and supply costs, regardless of whether there is a compensating inflation-based increase in Medicare payment rates or the new bundled payment.

On July 8, 2011, CMS published for public comment its proposed updates and adjustments to Medicare payments to dialysis facilities for ESRD beneficiaries. If the proposed rule is implemented CMS estimates that for calendar year 2012 payment rates should increase by 1.8%, which represents a 3.00% increase as a result of inflation (ESRD market basket) less a 1.2% productivity adjustment required by statute. The proposed rule also would refine and modify the factors to be used in the new Quality Incentive Program (“QIP”). Under the QIP, beginning in 2012, two percent of a facility’s CMS are withheld, but can be earned back if a facility meets certain clinical benchmarks. Of note is that the CMS is proposing to eliminate effective January 1, 2013, one QIP factor that arguably improves with administration if ESAs, such as EPO. CMS and the FDA are concerned that ESAs may increase the risk of a heart attack and other side effects. Therefore, CMS has concluded that it would not be appropriate to continue to incentivize ESRD providers and facilities to achieve hemoglobin levels above 10g/dL in all patients. It is unclear what impact this proposed modification would have our operations or finances. On the one hand, in may reduce costs by lowering the volume of EPO used and purchased, but on the other hand it may adversely affect our facilities’ QIP scores. Further, reduced usage of EPO may reduce payments from private insurers that reimburse separately for EPO.

Federal or state healthcare reform laws could adversely affect our operating results and financial condition.

On March 30, 2010, President Obama signed into law the Health Care and Education Reconciliation Act that modified the newly enacted Patient Protection and Affordable Care Act, commonly and jointly referred to as the Health Care Reform Act. This culmination of a year-long legislative process will have a significant impact on the health care delivery system. Much of that impact, specifically as related to dialysis services, is unknown.

The Health Care Reform Act, among other things, sets out a plan for a type of universal healthcare coverage. A number of states, including California, Colorado, Connecticut, Massachusetts, New York and Pennsylvania, are also contemplating significant reform of their health insurance markets. Other states have mounted legal challenges to the implementation of certain aspects of the Health Care Reform Act. The Health Care Reform Act, along with possible changes at the state level, will affect both public programs and privately-financed health insurance arrangements. Both the new federal law and the state proposals increase the number of insured persons by expanding eligibility for public programs or assistance, and compelling individuals and employers to purchase health coverage. At the same time, these laws seek to reform the underwriting and marketing practices of health plans. These laws could further increase pricing pressure on existing commercial payors. As a result, commercial payors may likely seek to lower their rates of reimbursement for the services we provide. The state proposals are still being debated in various legislatures and the legal challenges to the Health Care Reform Act are pending in various courts, including four United States Courts of Appeals.

Given the recent enactment of the Health Care Reform Act, and taking into account proposed state reforms and possible legal challenges, we cannot predict how our business will be affected by the full implementation of these and future actions. The Health Care Reform Act, in connection with state initiatives, may increase our costs, decrease our revenues, expose us to expanded liability or require us to revise the ways in which we conduct our business, any of which could adversely affect our operating results and financial condition.

If we fail to adhere to all of the complex federal, state and local government regulations that apply to our business, we could suffer severe consequences and it could adversely affect our operating results and financial condition.

Our dialysis operations are subject to extensive federal, state and local government regulations, all of which are subject to change. These government regulations currently relate, among other things, to:

•	government healthcare program participation requirements and reimbursement for patient services, including Medicare and Medicaid reimbursement rules and regulations;

•	federal and state anti-kickback laws, the federal Stark Law’s prohibition on physician self-referrals and analogous state physician self-referral statutes;

•

false claims prohibitions for healthcare reimbursement programs and other fraud and abuse laws and regulations, including amendments to the federal False Claims Act in 2009 and a provision in the Health Care Reform Act extending the federal False Claims Act to include, under certain circumstances, claims based on violations of the federal anti-kickback law;

•

federal and state laws regarding record keeping requirements, privacy and security protections applicable to the collection, use and disclosure of protected health information, security breach notification requirements relating to protected health information, and standards for the exchange of electronic health information, electronic transactions and code sets and unique identifiers for providers;

•	corporate practice of medicine;

•	licensing and certification requirements applicable to our dialysis clinics; and

•	regulation related to health, safety and environmental compliance, including medical waste disposal.

We endeavor to comply with all of the requirements for receiving Medicare and Medicaid payments and to structure all of our relationships with physicians to comply with state and federal anti-kickback laws, the federal Stark Law and applicable state self-referral laws. However, the laws and regulations in this area are complex and subject to varying interpretations. For example, if a governmental agency were to challenge the level of compensation that we pay our medical directors, we could be required to change our practices, face criminal or civil penalties, pay substantial fines or otherwise experience a material adverse effect as a result of a challenge to these arrangements.

Both federal and state government agencies, as well as private payors, have heightened and coordinated audits and administrative, civil, and criminal enforcement efforts as part of numerous ongoing investigations of healthcare organizations. These investigations relate to a wide variety of topics, including the following:

•	cost reporting and billing practices;

•	quality of care;

•	financial reporting;

•	financial relationships with referral sources; and

•	medical necessity of services provided.

In addition, CMS has increased the frequency and intensity of its certification inspections of dialysis clinics. State and federal governments have increased enforcement efforts and discussions related to proposed federal and state healthcare reform raise the possibility of significantly increased funding for enforcement of anti-fraud, physician self-referral, and false claims laws against healthcare providers. We may be especially susceptible to state law regulation risks in states where we have large concentrations of business and in states in which we establish new JVs but in which we may be unfamiliar with the regulatory requirements. For example, we are required to provide substantial documentation related to the administration of pharmaceuticals, including EPO. To the extent that any of this documentation is found insufficient, we may be required to refund any amounts received from this administration by government or commercial payors, and be subject to substantial penalties under applicable laws or regulations. In addition, fiscal intermediaries have increased their prepayment and post-payment reviews. Medicare Administrative Contractors are now active in many, but not all, states and are responsible for performing the functions previously performed by fiscal intermediaries. Medicare has established a network of privately contracted auditors, called Recovery Audit Contractors, or RACs, which will conduct post-payment reviews to identify improper payments made by Medicare to providers. Each of the four RACs has been assigned to one of the four regional jurisdictions covering the United States. RACs are to be paid on a contingency basis for all overpayments identified and recovered. If any of these enforcement actions or payment reviews identifies non-compliance or overpayments by us, they could adversely affect our operating results and financial condition.

The Medicare and Medicaid reimbursement rules related to claims submission, licensing requirements, cost reporting, and payment processes impose complex and extensive requirements upon dialysis providers. A violation or departure from these requirements may result in government audits, lower reimbursements, recoupments or voluntary repayments, and the potential loss of certification. Further, if any of our operations are found to violate these or other government regulations, we could suffer severe consequences that would have a material adverse effect on our revenues, earnings and cash flows including:

•	suspension or termination, through exclusion or otherwise, of our participation in government payment programs;

•	refunds to the government and third-party payors of amounts received in violation of law or applicable payment program requirements;

•	loss of required government certifications or exclusion from government payment programs;

•	loss of licenses required to operate healthcare clinics in some of the states in which we operate;

•	reductions in payment rates or coverage for dialysis and ancillary services and related pharmaceuticals;

•

fines, damages or monetary penalties for anti-kickback law violations, federal Stark Law violations, violations of state self-referral and anti-kickback prohibitions, submission of false claims, civil or criminal liability based on violations of law, or other failures to meet regulatory requirements;

•

claims for monetary damages from or on behalf of patients who believe their protected health information has been used or disclosed in violation of federal or state patient privacy laws, or the imposition of fines and penalties for violations of those laws;

•	mandated practice changes that significantly increase operating expenses; and

•	termination of relationships with medical directors or healthcare providers.

In addition, the Office of Inspector General within the Department of Health and Human Services and the Department of Justice have, from time to time, undertaken national enforcement initiatives that focus on specific billing practices or other suspected areas of abuse. If such enforcement initiatives are undertaken or if we become subject to any federal or state audits or investigations we are unable to predict the impact such actions would have on our business, financial position or results of operations. See “Business—Government Regulation.”

The laws and regulations relating to our operations vary from state to state, and many states prohibit general business corporations, as we are, from practicing medicine, controlling physicians’ medical decisions or engaging in some practices such as splitting professional fees with physicians. Possible sanctions for violation of these restrictions include loss of license and civil and criminal penalties. In addition, agreements between the corporation and the physician may be considered void and unenforceable. We have structured our activities and operations to avoid conflict with state law restrictions on the corporate practice of medicine, and we have structured all of our corporate and operational agreements to conform to any licensure requirements, fee-splitting and related corporate practice of medicine prohibitions. However, other parties may assert that we are engaged in the corporate practice of medicine or unlawful fee-splitting despite the way we are structured. Were such allegations to be asserted successfully before the appropriate judicial or administrative forums, we could be subject to adverse judicial or administrative penalties, certain contracts could be determined to be unenforceable and we may be required to restructure our contractual arrangements.

Our attempt to expand through development of de novo clinics or acquisition of existing dialysis clinics entails risks to our growth, as well as our operating results and financial condition.

We have experienced rapid growth since our inception. We have grown primarily through the development of de novo dialysis clinics as JVs with nephrologists or nephrologist groups, but we have also grown through the acquisition of existing clinics that we have restructured as JVs. Growth through development and acquisition places significant demands on our financial and management resources. Inability on our part to address these demands could adversely affect our growth, as well as our operating results and financial condition.

We generally expand by seeking appropriate locations for a dialysis clinic, taking into consideration the potential patient base, payor types, the availability of a nephrologist to be our medical director and nephrologist partner, and a skilled work force including qualified and cost-effective nursing and technical personnel. The inability to identify suitable locations, suitable nephrologist partners and workforce personnel for our dialysis clinics could adversely affect our growth as well as our operating results and financial condition.

The cost of developing a de novo dialysis clinic can be expensive and may include costs related to construction, equipment and initial working capital. In general, acquiring an existing dialysis clinic is more costly than developing a de novo dialysis clinic, but has historically been a faster means for achieving profitability. De novo dialysis clinics are subject to various risks, including risks associated with the availability and terms of financing for development and securing appropriate licenses. In addition, our de novo clinics may not become cash flow positive or profitable on a timely basis or at all. The inability to develop de novo clinics or acquire existing clinics on reasonable terms or in a cost-effective manner could adversely affect our growth as well as our operating results and financial condition. There is no assurance that we will be able to continue to successfully expand our business through establishing de novo clinics, or that de novo clinics will be able to achieve profitability that is consistent with our past results.

Our business strategy includes the selective acquisition of existing dialysis clinics. Businesses we acquire may have unknown or contingent liabilities or liabilities that are in excess of the amounts that we originally estimated. Although we generally seek indemnification from the sellers of businesses we acquire for matters that are not properly disclosed to us, we may not be successful. In addition, even in cases where we are able to obtain indemnification, we may be subject to liabilities greater than the contractual limits of our indemnification or the financial resources of the indemnifying party. In the event that we are responsible for liabilities substantially in excess of any amounts recovered through rights to indemnification, we could suffer severe consequences that could adversely impact our operating results.

If physicians cease referring patients to our dialysis clinics, our revenues would decrease.

Our dialysis services business is dependent upon patients choosing our clinics as the location for their treatments. Patients may select a clinic based, in whole or in part, on the recommendation of their physician. We believe that physicians and other clinicians typically consider a number of factors when recommending a particular dialysis facility to an ESRD patient, including, but not limited to, the quality of care at a clinic, the competency of a clinic’s staff, convenient scheduling, and a clinic’s location and physical condition. Physicians, including our nephrologist partners who are our medical directors, may change their facility recommendations at any time, which may result in the transfer of our existing patients to competing clinics, including clinics established by the physicians themselves. Our dialysis care business also depends on recommendations by hospitals, managed care plans and other healthcare institutions. If a significant number of providers cease referring their patients to our clinics, this would reduce our dialysis care revenue and could materially adversely affect our overall operations.

Our arrangements with our nephrologist partners and medical directors do not satisfy all the elements of a safe harbor to the federal anti-kickback statute and certain state anti-kickback laws and as a result may subject us to government scrutiny.

We take great efforts to ensure that our JV arrangements and medical director agreements comply with applicable laws and government regulations or fall within applicable safe harbors. Our business model is focused on JVs with nephrologist partners, which we have sought to structure in compliance with the federal anti-kickback statute, the Stark Law, and analogous state anti-kickback and self-referral laws, including the exceptions applicable to Medicare ESRD services. Many of our JVs with physicians or physician groups also involve the nephrologist partners providing medical director services to those clinics. Under Medicare regulations, each of our dialysis clinics is required to have an active medical director who is responsible for decision-making in analyzing core processes and patient outcomes and in stimulating a team approach to Continuous Quality Improvement and patient safety. For these services, we retain a physician on an independent contractor basis at an annual fixed fee to serve as the medical director. In the majority of cases, the medical director is also a nephrologist partner of ours in the particular dialysis clinic in question.

We believe that our relationships with our nephrologist partners, which includes our medical directors, meet most but not all of the elements of one of the safe harbors to the federal anti-kickback statute and may not meet all of the elements of analogous state safe harbors. Arrangements that do not meet all of the elements of a safe harbor are not prohibited under the federal anti-kickback statute but are susceptible to government scrutiny. The Office of Inspector General, or OIG, of the U.S. Department of Health and Human Services, has indicated a concern about joint venture arrangements between physicians and other healthcare providers that may benefit from referrals of patients by those physicians or other business generated between the parties. Accordingly, there is some risk that the OIG or another government agency might investigate our JV arrangements and medical director contracts. In addition, if physician self-referral laws were to be interpreted differently than they currently are, we may be found to be in violation of such laws. If our arrangements with our medical directors were investigated and determined to violate the federal anti-kickback statute or analogous state laws, we could be required to restructure these relationships. We could also be subjected to severe monetary consequences that could adversely affect our operating results and financial condition, including, but not limited to, the repayment of amounts received from Medicare by the offending clinics and the payment of penalties.

If we cannot renew our medical director agreements or enforce the noncompetition agreements with our medical directors, whether due to regulatory or other reasons, our operating results and financial condition could be materially and adversely affected.

Our medical director contracts are for fixed initial ten-year periods with automatic renewal options. Medical directors have no obligation to extend their agreements with us. We may take actions to restructure existing relationships or take positions in negotiating extensions of relationships in an effort to meet the safe harbor provisions of the anti-kickback statute, Stark Law and other similar laws. These actions could negatively impact the decision of physicians to extend their medical director agreements with us or to recommend us to their patients. If the terms of any existing agreement are found to violate applicable laws, we may not be successful in restructuring the relationship which could lead to the early termination of the agreement, or cause the physician to stop recommending our dialysis clinics to their patients. If a significant number of physicians were to cease recommending our dialysis clinics to their patients, whether due to regulatory or other reasons, then our revenues, earnings and cash flows would be substantially reduced.

If a medical director agreement terminates, whether before or at the end of its term, it may negatively impact that former medical director’s decision to treat his or her patients at one of our clinics. All of our medical director agreements provide for noncompetition restrictions prohibiting the medical directors from owning an interest in or serving as a medical director of a competing facility within specified geographical areas for specified periods of time. If we are unable to enforce the noncompetition provisions contained in our medical director agreements, it is possible that these medical directors may choose to provide medical director services for competing providers or establish their own dialysis clinics in competition with ours.

Delays in state Medicare and Medicaid certification of our dialysis clinics could adversely affect our operating results and financial condition.

We are required to obtain state and federal certification for participation in the Medicare and Medicaid programs before we can begin billing for patients treated in our clinics who are enrolled in government-based programs. Due to budgetary pressures, significant delays in certification have occurred in some states and additional delays may occur in the future. For example, the state of Texas stopped certifying dialysis clinics during a portion of 2009, and the state of California experienced significant delays in certifying dialysis clinics during 2009. Failures or delays in obtaining certification could cause significant delays in our ability to bill for services provided to patients covered under government programs, cause us to incur write-offs of investments or accelerate the recognition of lease obligations in the event we have to close clinics or our clinics’ operating performance deteriorates. This could have an adverse effect on our operating results and financial condition.

Our business is subject to substantial competition, which could adversely impact our operating results and financial condition as well as growth.

The development, acquisition and operation of dialysis clinics is highly competitive. Our competition comes from other dialysis clinics, many of which are owned by much larger public companies, small to mid-sized private companies, acute care hospitals, nursing homes and physician groups. The dialysis industry is rapidly consolidating, resulting in several large dialysis companies competing with us for the acquisition of existing dialysis clinics and the development of relationships with nephrologists to serve as medical directors for new clinics. Over the past few years, several dialysis companies, including some of our largest competitors, have adopted a JV model of dialysis clinic ownership resulting in increased competition in the development, acquisition and operation of our JV dialysis clinics. The addition of competitors using a JV model could adversely affect our growth as well as our operating results and financial condition. Some of our competitors have significantly greater financial resources, more dialysis clinics and a significantly larger patient base. Some of our competitors may also be able to achieve better economies of scale by asserting leverage against their suppliers and other commercial parties.

Changes in clinical practices relating to EPO, the use and marketing of alternatives to EPO and fluctuation in prices for EPO and other pharmaceuticals could adversely affect our operating results and financial condition as well as our ability to care for patients.

Changes in clinical practices that result in decreased use of prescribed pharmaceuticals or changes in payment rates for those pharmaceuticals could adversely affect our payments from commercial payors and this could adversely affect our operating results and financial condition. Since late 2006, there has been significant media discussion and government scrutiny regarding anemia management practices in the United States which has created confusion and concern in the nephrology community. In late 2006, the House Ways and Means Committee held a hearing, entitled “Patient Safety and Quality Issues in End Stage Renal Disease Treatment,” which discussed the issue of the utilization of erythropoiesis stimulating agents, or ESAs, which include EPO, and in 2007, the FDA required changes to the labeling of EPO and Aranesp® to include a black box warning, the FDA’s strongest form of warning label. The FDA held additional hearings to revisit these label changes as they apply to ESRD. CMS also reviewed its EPO reimbursement policies and in January 2008, changes to the EPO monitoring policy went into effect which further limited reimbursement and which impacted the prescribing habits of our physicians and which has in the past and may in the future result in lower pharmaceutical intensities. Most recently, on March 24, 2010, the CMS Medical Evidence Development & Coverage Committee (“MEDCAC”) met to examine currently available evidence on the use of erythropoiesis stimulating agents (“ESAs”), including EPO. MEDCAC is an independent body established to provide guidance and expert advice to CMS on clinical issues. At the meeting, evidence was presented from current and recently completed clinical studies regarding the effectiveness of use of ESAs to manage anemia in patients who have chronic kidney disease. It is difficult to assess the impact of these possible changes on Medicare payments. On the one hand, reductions in frequency with which ESAs are administered should reduce costs. On the other hand, though, Medicare may reduce the per-treatment base-rate to reflect this reduction. These changes, to the extent that they lead to a reduction in drug utilization, may adversely affect payments from those commercial payors that reimburse facilities separately for each dose of an ESA that is administered to a covered patient. This in turn could have a material adverse effect on our revenues, earnings and cash flows.

Amgen Inc. (“Amgen”) is the sole supplier of EPO. We purchase EPO from Amgen through a group purchasing organization that negotiates the terms on which we purchase EPO. The available supply of EPO could be delayed or reduced, whether by Amgen itself, through unforeseen circumstances or as a result of excessive demand. In addition, our group purchasing organization may be unable to negotiate acceptable terms for us to purchase EPO from Amgen, or Amgen may unilaterally decide to increase its price for EPO at any time. If that occurs, we may have no ability on our part to pass any price increases to our non-prospective payment payors, e.g., Medicare. Future changes in the cost of EPO could have a material adverse effect on our earnings and cash flows and ultimately reduce our income. Although our agreements with our group purchasing organization and Amgen for EPO include potential rebates that depend upon our reaching certain targets, we cannot predict whether we will continue to receive rebates for EPO at the levels that we currently receive, or whether we will continue to achieve the same levels of rebates within that structure as we have historically achieved. Our agreements with our group purchasing organization and Amgen provide for specific rebates off list price based on a combination of factors, including data submission. Factors that could affect our ability to qualify for rebates provided for in our agreements with our group purchasing organization and Amgen in the future include our ability to track data elements. Failure to meet targets and earn the specified rebates could adversely affect our operating results and financial condition.

Amgen has developed and obtained FDA approval for Aranesp®, and Roche has developed Mircera®, each of which is a pharmaceutical used to treat anemia that may replace EPO or reduce its use with dialysis patients. Unlike EPO, which is generally administered in conjunction with each dialysis treatment, Aranesp® and Mircera® are administered less frequently. If Aranesp®, Mircera® or any future alternatives to EPO are marketed for the treatment of dialysis patients, we may realize lower margins on the administration of these pharmaceuticals than we currently receive for EPO from our commercial payors. A significant increase in the development and use of similar alternatives to EPO, or a change in drug administration practices, could adversely affect our operating results and financial condition.

The proposed changes in the QIP program and the FDA labeling of EPO may affect our finances although its impact cannot be fully assessed at this point. As noted above, effective January 1, 2013, CMS has proposed eliminating a QIP factor that relies on the administration of EPO. CMS is concerned with EPO’s side-effects for certain patients. Reduction in use of EPO by our facilities will reduce their costs, but that reduction could be accompanied by corresponding reduction in the bundled rate to take into account these lower costs. This assumes that reduction in EPO usage leads to a cost reduction. Moreover, voluntary reduction in EPO usage may reduce payments from private payors that reimburse separately for EPO.

Current economic conditions, including the current recession in the United States and the worldwide economic slowdown, as well as further disruptions in the financial markets, could adversely impact our operating results and financial condition.

The current economic recession in the United States and worldwide economic slowdown could adversely affect our operating results and financial condition. Among other things, the potential decline in federal and state revenues that may result from these conditions may create additional pressures to contain or reduce reimbursements for our services from Medicare, Medicaid and other government sponsored programs. Our business may be particularly sensitive to economic conditions in certain states in which we operate a large number of clinics, such as Florida, Rhode Island or others. The increased job losses and elevated unemployment rates in the United States resulting from the recession could result in a smaller percentage of patients being covered by commercial payors and a larger percentage being covered by lower-paying Medicare and Medicaid programs. Employers may also begin to select more restrictive commercial plans with lower reimbursement rates. To the extent that payors are adversely affected by a decline in the economy, we may experience further pressure on commercial rates, delays in fee collections and a reduction in the amounts we are able to collect. In addition, if the current turmoil in the financial markets continues, interest rates may increase and it could be more difficult to obtain credit in the future. Any or all of these factors, as well as other consequences of the current economic conditions which currently cannot be anticipated, could adversely impact our operating results and financial condition.

We may be subject to liability claims for damages and other expenses not covered by insurance that could adversely impact our operating results.

The administration of dialysis services to patients may subject us to litigation and liability for damages based on an allegation of malpractice, professional negligence in the performance of our treatment and related services, the acts or omissions of our employees, or other matters. Our exposure to this litigation and liability for damages increases with growth in the number of our clinics and treatments performed. Potential judgments, settlements or costs relating to potential future claims, complaints or lawsuits could result in substantial damages and could subject us to the incurrence of significant fees and costs. Our insurance may not be sufficient or available to cover these damages, costs or expenses. Our business, profitability and growth prospects could suffer if we face negative publicity or we pay damages or defense costs in connection with a claim that is outside the scope of any applicable insurance coverage, including claims related to contractual disputes and professional and general liability claims.

Our insurance costs have been increasing substantially over the last several years, and our coverage may not be sufficient to cover claims and losses.

We maintain a program of insurance coverage against a broad range of risks in our business. In particular, we maintain professional liability insurance, subject to deductibles. The premiums and deductibles under our insurance program have been increasing over the last several years as a result of general business rate increases. We are unable to predict further increases in premiums and deductibles, but based on recent experience, we anticipate further increases in this area, which could adversely impact earnings. The liability exposure of operations in the healthcare services industry has increased, resulting not only in increased premiums, but in limited liability on behalf of the insurance carriers. Our ability to obtain the necessary and sufficient insurance coverage for our operations upon expiration of our insurance policies may be limited, and sufficient insurance may not be available on favorable terms, if at all. We could be materially and adversely affected by any of the following:

•	our inability to obtain sufficient insurance for our operations;

•	the collapse or insolvency of our insurance carriers;

•	further increases in premiums and deductibles; and

•	an inability to obtain one or more types of insurance on acceptable terms.

There are significant risks associated with estimating the amount of revenues that we recognize that could impact the timing of our recognition of revenues or have a significant impact on our operating results and financial condition.

There are significant risks associated with estimating the amount of revenues that we recognize in a reporting period. Ongoing insurance coverage changes, geographic coverage differences, differing interpretations of contract coverage, and other payor issues complicate the billing and collection process. Determining applicable primary and secondary coverage for an extensive number of patients at any point in time, together with the changes in patient coverage that occur each month, requires complex, resource-intensive processes. Errors in determining the correct coordination of benefits may result in refunds to payors. Revenues associated with Medicare and Medicaid programs also are subject to estimating risk related to the amounts not paid by the primary government payor that will ultimately be collectible from other government programs paying secondary coverage, the patient’s commercial health plan secondary coverage or the patient. Collections, refunds and payor retractions typically continue to occur for up to three years and longer after services are provided. If our estimates of revenues are materially inaccurate, it could impact the timing of our recognition of revenues and have a significant impact on our operating results and financial condition.

We may be the subject of inquiries by governmental authorities, any of which could result in substantial penalties against us.

From time to time, we may be the subject of inquiries or investigations by governmental authorities. Any negative findings could result in substantial financial penalties against us, exclusion from future participation in the Medicare, Medicaid and other federal health care programs, and, in some cases, criminal penalties. Further, in many cases the mere existence or announcement of any such inquiry could have a material adverse effect on our business. While some proceedings against companies in our industry may be filed under seal, such a whistleblower action under the federal False Claims Act, we have no notice or knowledge that proceedings have been initiated against us at this time. Although we cannot predict whether or when proceedings might be initiated or when these matters may be resolved, it is not unusual for these investigations to continue for a considerable period of time. Responding to these investigations can require substantial management attention and significant legal expense, which could materially adversely affect our operations.

If our key supplier is unable to meet our needs or if we are unable effectively to access new technology it could adversely affect our operating results and financial condition.

Amgen Inc. is the sole supplier of EPO, the administration of which makes up a significant portion of our revenues. If this supplier is unable to meet our needs for EPO or EPO alternatives, including in the event of a product recall, and we are not able to find adequate alternative sources, it could adversely affect our operating results and financial condition.

In addition, the technology related to EPO is subject to new developments that may result in superior products. If we are not able to access these superior products on a cost-effective basis or if suppliers are not able to fulfill our requirements for products, we could face patient attrition which could adversely affect our operating results and financial condition.

Material decisions regarding our dialysis clinics may require consent or trigger rights of our nephrologist partners, and we may be required to purchase the ownership interests of our nephrologist partners or be unable to take actions that we believe are in our best interest.

Our nephrologist partners participate in material strategic and operating decisions we make for our clinics. For example, we generally must obtain the consent of our nephrologist partners before making any material amendments to the operating agreement for the dialysis clinic or admitting additional members. In addition, some of our JV operating agreements grant our nephrologist partners rights to require us to purchase—at fair market value or book value depending on the circumstances—their ownership interests at certain set times or upon the occurrence of certain triggering events. Event-based triggers of these rights in various JV operating agreements may include sale of assets, closure of the clinic, acquisitions over a certain dollar amount, failure to make distributions and other events. The consummation of the Merger Transactions triggered some of these rights of our nephrologist partners, but such rights were waived. Time-based triggers give nephrologist partners at certain of our clinics the option to require us to purchase previously agreed upon percentages of their ownership interests at certain set dates.

The rights of our nephrologist partners to approve material decisions could limit our ability to take actions that we believe are in our best interest and the best interest of the dialysis clinic. We may not be able to resolve favorably, or at all, any dispute regarding material decisions with our nephrologist partners.

The funds required to honor our put obligations may make it difficult for us to meet our other debt obligations, including borrowings under the Revolving Credit Facility, the Senior Secured Notes and the payments of the notes being exchanged hereby. As a result of the exercise of these rights by nephrologist partners, we may also lose the JV ownership structure in some of our clinics. As of June 30, 2011, we have recorded liabilities of approximately $31.5 million for all existing time-based obligations and approximately $13.1 million for all existing event-based obligations to our nephrologist partners, which amounts reflect our estimation of fair market value as of June 30, 2011.

Shortages of qualified skilled clinical personnel, or higher than normal turnover rates, could affect our ability to grow and deliver quality, timely and cost-effective care services.

We depend on qualified nurses and other skilled clinical personnel to provide quality service to patients in our clinics. Competition is intense for qualified nursing, technical staff and nephrologists. We depend on our ability to attract and retain skilled clinical personnel to support our growth and generate revenues. There is currently a shortage of skilled clinical personnel in many of the markets in which we operate our clinics as well as markets in which we are considering opening new clinics. This nursing shortage may adversely affect our ability to grow or, in some cases, to replace existing staff, thereby leading to disruptions in our services. In addition, this shortage of skilled clinical personnel and the more stressful working conditions it creates for those remaining in the profession are increasingly viewed as a threat to patient safety and may trigger the adoption of state and federal laws and regulations intended to reduce that risk. For example, some states have adopted or are considering legislation that would prohibit forced overtime for nurses or establish mandatory staffing level requirements.

In response to the shortage of skilled clinical personnel, we have increased and are likely to have to continue to increase our wages and benefits to recruit and retain nurses or to engage contract nurses at a higher expense until we hire permanent staff nurses. We may not be able to increase the rates we charge to offset increased costs. The shortage of skilled clinical personnel may in the future delay our ability to achieve our operational goals at a dialysis clinic by limiting the number of patients we are able to service. The shortage of skilled clinical personnel also makes it difficult for us in some markets to reduce personnel expense at our clinics by implementing a reduction in the size of the skilled clinical personnel staff during periods of reduced patient admissions and procedure volumes. In addition, we believe that retention of skilled clinical personnel is an important factor in a patient’s decision to continue receiving treatment at one of our clinics. If we are unable to hire skilled clinical personnel when needed, or if we experience a higher than normal turnover rate for our skilled clinical personnel, our operations and treatment growth will be negatively impacted, which would result in reduced revenues, earnings and cash flows.

Growing numbers of skilled clinical personnel are also joining unions that threaten and sometimes call work stoppages. Currently, none of our employees belong to a union. Union organizing activities at our clinics could adversely affect our operating costs, our employee relations, productivity, earnings and cash flows.

Because our senior management has been key to our growth and success, we may be adversely affected if we lose any member of our senior management.

We are highly dependent on our senior management. Although we have employment agreements with our Chairman, Chief Executive Officer, President and Chief Operating Officer, we do not maintain “key man” life insurance policies on any of our officers. Because our senior management has contributed greatly to our growth since inception, the loss of key management personnel or our inability to attract, retain and motivate sufficient members of qualified management or other personnel could have a material adverse effect on us.

We depend on our relationships with our medical directors. Our ability to provide medical services at our facilities would be impaired and our revenues reduced if we were not able to maintain these relationships.

Our business depends on the efforts and success of the physicians who are medical directors at our clinics and the strength of our relationships with these physicians. The efforts of our medical directors directly correlate to the patient satisfaction and operating metrics of our clinics. Our revenues would be reduced if we lost our relationship with one of these key medical directors or group of medical directors. In addition, any failure of these medical directors to maintain the quality of medical care provided or to otherwise adhere to professional guidelines at our clinics or any damage to the reputation of a key medical director or group of medical directors could damage our reputation, subject us to liability and significantly reduce our revenues.

In addition our ability to attract physicians to enter into JV partnerships with us is essential to the growth of our business. If we became unable to attract physicians to enter into JV partnerships it would have a material adverse effect on us.

We will be required to evaluate the effectiveness of our internal controls when we become subject to the Sarbanes-Oxley Act of 2002.

The Sarbanes-Oxley Act of 2002 also requires public companies to have and maintain effective internal controls over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements, and have management review the effectiveness of those controls on an annual basis (and, in certain cases, have the independent auditor attest to the effectiveness of such internal controls). We are required to comply with these requirements, and therefore may not have comparable procedures in place as compared to public companies.

We will, to the extent required by Section 404 of the Sarbanes-Oxley Act of 2002, be required to annually complete an evaluation of our internal controls over financial reporting beginning in our 2011 Annual Report on Form 10-K. Because we are currently in the process of evaluating our internal controls, we cannot predict the outcome of this testing and our internal controls over financial reporting may not be effective. If our internal controls are ineffective, our financial results could be adversely affected. We will incur additional expenses and commitment of management’s time in connection with these evaluations.

We are owned and controlled by the Sponsor, and the Sponsor’s interests as equity holders may conflict with yours as a creditor.

The Sponsor owns a significant majority of our equity and, accordingly, has the ability to control our policies and operations. As a result, the Sponsor has control over our decisions to enter into any corporate transaction and have the ability to prevent any transaction that requires the approval of stockholders. In addition, the Sponsor may have an interest in pursuing dispositions, acquisitions, financings or other transactions that, in their judgment, could enhance their equity investments, even though such transactions might involve risks to us as a company.

The Sponsor may direct us to make significant changes to our business operations and strategy, including with respect to, among other things, clinic openings and closings, sales of real estate and other assets, employee headcount levels and initiatives to reduce costs and expenses. We cannot provide assurance that the future business operations of our company will remain broadly in line with our existing operations. The Sponsor is also in the business of making investments for their own accounts in companies, and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. The Sponsor may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. So long as investment funds associated with or designated by the Sponsor owns a significant amount of the outstanding shares of our common stock, the Sponsor will continue to be able to influence or effectively control our decisions.

Our substantial level of indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under our indebtedness.

We have substantial indebtedness. As of June 30, 2011, we had total consolidated indebtedness of $398.5 million, and ARH has an additional $25.0 million available to be borrowed under the ARH Revolving Credit Facility. Our high level of indebtedness could have important consequences. For example, it could:

•

make it more difficult for us to satisfy our obligations under our indebtedness, as well as the ARH Revolving Credit Facility, exposing us to the risk of default, which could result in a foreclosure on our assets, which, in turn, would negatively affect our ability to operate as a going concern;

•

require us to dedicate a substantial portion of our cash flow from operations to interest and principal payments on our indebtedness, reducing the availability of our cash flow for other purposes, such as capital expenditures, acquisitions and working capital;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;

•	increase our vulnerability to general adverse economic and industry conditions;

•	place us at a disadvantage compared to our competitors that have less debt;

•	expose us to fluctuations in the interest rate environment because the interest rates on borrowings under our ARH Revolving Credit Facility will be variable;

•	increase our cost of borrowing;

•	limit our ability to borrow additional funds; and

•	require us to sell assets to raise funds, if needed, for working capital, capital expenditures, acquisitions or other purposes.

The indentures governing the PIK Notes and the Senior Secured Notes impose, and ARH’s debt agreements impose, significant operating and financial restrictions on us and our subsidiaries, which may prevent us from capitalizing on business opportunities and taking some actions.

The indentures that govern the PIK Notes and the Senior Secured Notes, and the ARH Revolving Credit Facility impose significant operating and financial restrictions on us. These restrictions limit our ability to, among other things:

•	incur additional indebtedness;

•	incur liens;

•	make investments and sell assets;

•	pay dividends and make other distributions;

•	purchase our stock;

•	engage in business activities unrelated to our current business;

•	enter into transactions with affiliates; or

•	consolidate, merge or sell all or substantially all of our assets.

In addition, under the ARH Revolving Credit Facility, ARH is required to satisfy and maintain specified financial ratios and other financial condition tests. ARH’s ability to meet those financial ratios and tests can be affected by events beyond its control, and we cannot assure you that it will meet those ratios and tests. A breach of any of those covenants could result in a default under the ARH Revolving Credit Facility. Upon the occurrence of an event of default under the ARH Revolving Credit Facility, its lenders could elect to declare all amounts outstanding under the ARH Revolving Credit Facility to be immediately due and payable and terminate all commitments to extend further credit. A breach of any of these covenants could result in a default under the ARA Revolving Credit Facility. Upon the occurrence of an event of default under the ARA Revolving Credit Facility, our lenders could elect to declare all amounts outstanding under our the ARA Revolving Credit Facility to be immediately due and payable and terminate all commitments to extend further credit.

As a result of these covenants and restrictions, we are limited in how we conduct our business, and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. A breach of any of these covenants could result in a default in respect of the related indebtedness. If a default occurs, the relevant lenders could elect to declare the indebtedness, together with accrued interest and other fees, to be due and payable immediately.

This, in turn, could cause our other debt to become due and payable as a result of cross-acceleration provisions contained in the agreements governing such other debt. In the event that some or all of our debt is accelerated and becomes immediately due and payable, we may not have the funds to repay, or the ability to refinance, such debt.

Our ability to repay our indebtedness depends on the performance of our subsidiaries and their ability to make distributions to us.

        We are a holding company; we have no operations of our own and we derive all of our revenues and cash flow from our subsidiaries. We depend on our subsidiaries for dividends and other payments to generate the funds necessary to meet our financial obligations, including payments of principal and interest on our indebtedness. The earnings from, or other available assets of, our subsidiaries may not be sufficient to pay dividends or make distributions or loans to enable us to make payments in respect of our indebtedness when such payments are due. Legal and contractual restrictions in agreements governing current and future indebtedness, as well as the financial condition and operating requirements of our subsidiaries, limit our ability to obtain cash from our subsidiaries. Such agreements, including the ARH Revolving Credit Facility and the indentures governing the PIK Notes and the Senior Secured Notes, may restrict our subsidiaries from providing us with sufficient dividends, distributions or loans to fund interest and principal payments on our indebtedness when due. In addition, if our subsidiaries’ operating performance declines or are unable to generate sufficient cash flow or are otherwise unable to obtain funds necessary to meet required payments on indebtedness, or if our subsidiaries otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing their indebtedness, our subsidiaries could be in default under the terms of the agreements governing such indebtedness. Under such a scenario, our subsidiaries would need to seek to obtain waivers from the required lenders and note holders to avoid being in default, which they may not be able to obtain. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, could elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against our subsidiaries’ assets, and our subsidiaries could be forced into bankruptcy or liquidation.

ITEM 6.	EXHIBITS

The following is a list of all exhibits filed as part of this Report:

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

2.1	Contribution and Merger Agreement, dated as of March 22, 2010, by and among American Renal Holdings Inc., the rollover stockholders named therein, Wachovia Capital Partners GP I, LLC, C.P. Atlas Holdings, Inc., C.P. Atlas Intermediate Holdings, LLC and C.P. Atlas Acquisition Corp. (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

3.1	Restated Certificate of Incorporation of American Renal Holdings Inc., as amended (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

3.2	American Renal Associates Inc. By-Laws (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

3.3	Form of Joint Venture Operating Agreement (incorporated by reference to Amendment No. 1 to the registration statement on Form S-4 filed by American Renal Holdings Inc. on December 6, 2010)

4.1	Indenture, dated as March 4, 2011, between American Renal Holdings Company, Inc. (now known as American Renal Associates Holdings Inc.) and Wilmington Trust, National Association (as successor by merger to Wilmington Trust FSB) (incorporated by reference to the registration statement on Form S-4 filed by the Company on July 22, 2011)

4.2	Registration Rights Agreement, dated as March 4, 2011, among American Renal Associates Holdings Inc. (now known as American Renal Associates Holdings, Inc.) and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Barclays Capital Inc., as representatives to the several initial purchasers (incorporated by reference to the registration statement on Form S-4 filed by the Company on July 22, 2011)

4.3	Form of 9.75%/10.50% Senior PIK Toggle Notes due 2016 (included in Exhibit 4.1)

10.1	Indenture, dated as May 7, 2010, among American Renal Holdings Inc., the guarantors named therein and Wilmington Trust FSB, as trustee (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

10.2	Registration Rights Agreement, dated as May 7, 2010, among American Renal Holdings Inc., the guarantors named therein, and Banc of America Securities LLC, Barclays Capital Inc. and Wells Fargo Securities, LLC, as representatives to the several initial purchasers (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

10.3	Form of 8.375% Senior Secured Note due 2018 (included in Exhibit 4.1).

10.4	Security Agreement dated as May 7, 2010, among American Renal Holdings Inc., the guarantors named therein and Wilmington Trust FSB, as collateral agent (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

10.5	Trademark Security Agreement, dated as of May 7, 2010, between American Renal Associates LLC and Wilmington Trust FSB, as collateral agent (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

10.6	Intercreditor Agreement among American Renal Holdings Inc., C.P. Atlas Acquisition Corp., the guarantors named therein, Bank of America, N.A., as credit agreement administrative agent, and Wilmington Trust FSB, as collateral agent (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

10.7	Credit Agreement, dated as of May 7, 2010, among C.P. Atlas Acquisition Corp. (to be merged with and into American Renal Holdings Inc.), C.P. Intermediate Holdings, LLC, Bank of America, N.A. and the other lenders party thereto.

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

10.8	Guaranty, dated as of May 7, 2010, among C.P. Atlas Acquisition Corp. (to be merged with and into American Renal Holdings Inc.), the guarantors named therein, Bank of America, N.A. and the other secured parties named therein (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

10.9	Security Agreement, dated as of May 7, 2010, among C.P. Atlas Acquisition Corp. (to be merged with and into American Renal Holdings Inc.), the guarantors party thereto and Bank of America, N.A., as administrative agent.

10.10	Employment Agreement, dated as of March 22, 2010, among American Renal Management LLC, American Renal Holdings Inc. and Christopher T. Ford (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

10.11	Employment Agreement, dated as of March 22, 2010, among American Renal Management LLC, American Renal Holdings Inc. and Syed T. Kamal (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

10.12	Employment Agreement, dated as of March 22, 2010, among American Renal Management LLC, American Renal Holdings Inc. and Joseph A. Carlucci (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

10.13	Employment Agreement, dated as of March 22, 2010, among American Renal Management LLC, American Renal Holdings Inc. and John J. McDonough (as amended) (incorporated by reference to the registration statements on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010, and by American Renal Associates Holdings, Inc. on July 22, 2011).

10.14	2010 American Renal Associates Holdings, Inc. Stock Incentive Plan (incorporated by reference to the registration statement on Form S-4 filed by American Renal Associates Holdings Inc. on July 22, 2011).

10.15	Subscription Agreement, dated as of May 7, 2010, by and between C.P. Atlas Holdings, Inc., Centerbridge Capital Partners, L.P., Centerbridge Capital Partners SBS, L.P., Centerbridge Capital Partners Strategic, L.P., AFOS Equity LLC, Black Diamond Partners LLC, JJ Bark LLC and Tribeca Investments LLC (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

10.16	Equity Contribution, Exchange and Subscription Agreement, dated as of March 22, 2010, by and between C.P. Atlas Holdings, Inc. and Joseph A. Carlucci (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

10.17	Equity Contribution, Exchange and Subscription Agreement, dated as of March 22, 2010, by and between C.P. Atlas Holdings, Inc. and Christopher T. Ford 2005 Grantor Retained Annuity Trust (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

10.18	Equity Contribution, Exchange and Subscription Agreement, dated as of March 22, 2010, by and between C.P. Atlas Holdings, Inc. and Christopher T. Ford 2008 Grantor Retained Annuity Trust (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

10.19	Equity Contribution, Exchange and Subscription Agreement, dated as of April 30, 2010, by and between C.P. Atlas Holdings, Inc. and Wesley V. Forgue (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

10.20	Equity Contribution, Exchange and Subscription Agreement, dated as of March 22, 2010, by and between C.P. Atlas Holdings, Inc. and Syed T. Kamal (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

10.21	Equity Contribution, Exchange and Subscription Agreement, dated as of March 22, 2010, by and between C.P. Atlas Holdings, Inc. and John McDonough (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

10.22	Equity Contribution, Exchange and Subscription Agreement, dated as of April 29, 2010, by and between C.P. Atlas Holdings, Inc. and Lakhan Saha (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

10.23	Transaction Fee and Advisory Services Agreement, dated as of May 7, 2010, by and among C.P. Atlas Holdings, Inc., C.P. Atlas Intermediate Holdings, LLC, American Renal Holdings Inc. and Centerbridge Advisors, LLC (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

10.24	2011 American Renal Associates Holdings, Inc. Stock Option Plan for Nonemployee Directors (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations ; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC.
(Registrant)

/s/ Jon Wilcox
Name:	Jon Wilcox
Title:	Chief Financial Officer

        September 20, 2011

(Date)