Form 10-K
period 2011-12-31
American Renal Associates Holdings, Inc.
filed 2012-03-15
CIK 1525040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of March 6, 2012, there were outstanding 9,192,151 shares of common stock, $0.01 par value per share, of American Renal Associates Holdings, Inc., none of which were publicly traded.

DOCUMENTS INCORPORATED BY REFERENCE

None

Forward-Looking Statements

This Annual Report on Form 10-K, the other reports, statements, that we have or may in the future file with the Securities and Exchange Commission and other publicly released materials, both oral and written, that we have made or may make in the future, may contain “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such disclosures are intended to be covered by the safe harbors created thereby. These forward looking statements reflect our current views with respect to, among other things, our operations and financial performance. All statements herein or therein that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. We generally identify these statements by words or phrases, such as “anticipate,” “estimate,” “plan,” “project,” “expect,” “believe,” “intend,” “foresee,” “forecast,” “will,” “may,” “outlook” or the negative version of these words or other similar words or phrases. These statements are based upon estimates and assumptions made by our management that, although believed to be reasonable, are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those projected. We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the key factors that could cause actual results to differ from expectations include, among others, the following: our ability to successfully implement our business strategies; our ability to successfully develop future de novo clinics or to integrate future acquisitions; the highly competitive nature of the healthcare industry; governmental regulation of the industry, including Medicare and Medicaid reimbursement levels, and potential federal or state reform of healthcare; our ability to attract and retain qualified management and healthcare professionals, including physicians and nurses; the availability of capital to fund our corporate growth strategy; potential lawsuits or other claims asserted against us; our ability to maintain or increase patient membership and control costs of our managed healthcare plans; pressures to contain costs by managed care organizations and other insurers and our ability to negotiate acceptable terms with these third-party payors; changes in general economic conditions; our exposure to the increased amounts of and collection risks associated with uninsured accounts and the co-pay and deductible portions of insured accounts; and dependence on our senior management team and local management personnel. We caution that the foregoing list of important factors may not contain all of the material factors that are important to investors. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

		PAGE
PART I.
Item 1.	Business	1
Item 1A.	Risk Factors	21
Item 1B.	Unresolved Staff Comments	36
Item 2.	Properties	36
Item 3.	Legal Proceedings	37
Item 4.	Mine Safety Disclosures	38

PART II.		39

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	39
Item 6.	Selected Financial Data	39
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	41
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	66
Item 8.	Financial Statements and Supplementary Data	67
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	67
Item 9A.	Controls and Procedures	67
Item 9B.	Other Information	67

PART III.		68

Item 10.	Directors, Executive Officers and Corporate Governance	68
Item 11.	Executive Compensation	76
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	86
Item 13.	Certain Relationships and Related Transactions and Director Independence	88
Item 14.	Principal Accounting Fees and Services	90

PART IV.		91
Item 15.	Exhibits, Financial Statement Schedules	91

INDEX TO FINANCIAL STATEMENTS		F-1

SIGNATURES

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

INDEX TO EXHIBITS

i

PART I

ITEM 1.	BUSINESS

As used herein, the “we,” “us,” “our” and similar terms, as well as references to the “Parent,” “American Renal” and “ARAH” refer to American Renal Associates Holdings, Inc. and its consolidated subsidiaries, except as expressly indicated or unless the context otherwise requires. Our fiscal year ends on December 31 of each calendar year. This Annual Report on Form 10-K focuses on our last three fiscal years ended as follows: fiscal 2011 ended December 31, 2011; fiscal 2010 ended December 31, 2010 which includes a predecessor period of January 1, 2010 through May 7, 2010 and a successor period of May 8, 2010 through December 31, 2010 (see Note A to the consolidated financial statements for further discussion); and fiscal 2009 ended December 31, 2009. References to fiscals 2011, 2010 and 2009 are to our fiscal years unless otherwise specified.

Our Company

We are a national provider of kidney dialysis services for patients suffering from chronic kidney failure, also known as end stage renal disease, or ESRD. As of December 31, 2011, we owned and operated 108 dialysis clinics treating 7,374 patients in 19 states and the District of Columbia. Our operating model is based on shared ownership of our facilities with physicians, known as nephrologists, who specialize in treating kidney-related diseases in the local market served by the clinic. Each clinic is maintained as a separate joint venture, or JV, in which we own a controlling interest and our local nephrologist partners own noncontrolling interests.

We are the largest dialysis services provider in the United States founded and operating exclusively on a joint venture model. We have invested significantly in the development of our senior and field level core management function and operating procedures, and we believe we are well-positioned to continue to realize the benefits of platform scalability. As a result, our revenue and earnings growth will be driven primarily by the growth in the number of our JV clinics and treatment growth at our existing clinics. Since our founding in 1999, we have opened 81 new clinics (“de novo clinics”) and have acquired 27 clinics from third parties (“acquired clinics”) that we subsequently converted to our JV model. In 2011, we opened 15 clinics, 12 of which are de novo clinics and three are acquired clinics. We plan to continue the expansion of our operations with the use of the JV model primarily through the redeployment of free cash flow to create de novo clinics, to expand existing clinics and to selectively acquire clinics.

We believe our JV model is attractive to the nephrologist community because it provides a platform for favorable clinical outcomes and superior financial results while enabling our nephrologist partners to focus on providing the highest quality of patient care rather than the administration of corporate-directed treatments and protocols. Through our wholly-owned subsidiary, American Renal Management, LLC (“ARM”), we provide our nephrologist partners with the managerial, accounting, financial, technological and administrative support necessary to operate our clinics. In particular, our management services focus on critical revenue cycle management for each patient, which encompasses patient registration, insurance and benefit verification, medical treatment documentation and coding, bill preparation and collections. In addition, our corporate clinical advisory team, which includes our Medical Advisory Board, which is made up of our three National Medical Directors, and clinical and regulatory advisors, assists our nephrologist partners in establishing clinical objectives, while our operating model allocates to our nephrologist partners autonomy over the clinical protocols used to achieve those objectives.

According to the United States Renal Data System, or USRDS, the number of dialysis patients in the U.S. is expected to continue growing faster than increases in the general population, primarily due to an aging population with increased life expectancies. As a result, we believe there will be an increasing need for dialysis clinics. In addition, we believe that the JV model will continue to be one of the fastest growing operating models for dialysis clinics and will represent an increasing percentage of the dialysis clinic industry. We believe that our

JV model, with its clinic level autonomy for the physician, together with the comprehensive management services that we have developed, enhance the clinical and operating performance of our clinics and make us a preferred dialysis partner for nephrologists. We believe this will lead to additional JV opportunities with nephrologists seeking the corporate support we provide.

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

On March 22, 2010, ARH entered into the Merger Agreement with the Parent, American Renal Holdings Intermediate Company, LLC, C.P. Atlas Acquisition Corp., certain of ARH’s stockholders party thereto and the Sellers’ Representative pursuant to which ARH agreed that C.P. Atlas Acquisition Corp. merged with and into ARH (the “Merger”) and, after which, ARH became the surviving entity and a wholly owned subsidiary of American Renal Holdings Intermediate Company, LLC, which is in turn a wholly owned subsidiary of the Parent. The parties agreed to consummate the Merger, subject to the terms and conditions set forth in the Merger Agreement, for an aggregate purchase price of $415 million, subject to adjustments, including, without limitation, for working capital, indebtedness, certain specified liabilities and certain tax savings. ARH agreed that $2.5 million of the purchase price was to be placed into a third-party escrow account as security for working capital adjustments and that $27.5 million of the purchase price was to be placed into a third-party escrow account as security for indemnification claims. In July 2010, the $2.5 million was released and in 2011, $26.2 million was released with $1.3 million remaining in a third-party escrow for tax indemnification.

The aggregate purchase price of approximately $415 million for the Merger, plus related fees and expenses, was funded by the equity investment by Centerbridge Capital sponsored limited partnerships (“Centerbridge” or the “Sponsor”) as well as from certain members of management and the net proceeds from the offering of $250.0 million of Senior Secured Notes (the “Senior Secured Notes”) due 2018 which bear interest at 8.375%. The Merger and the financing transaction described above are collectively referred to herein as the “Transactions.” In addition, in March 2011, the Parent issued $135.0 million in Senior PIK Toggle Notes.

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

Dialysis Services Industry Overview

End Stage Renal Disease, or ESRD, is characterized by the loss of kidney functionality and is normally irreversible and fatal unless treated. ESRD most commonly results from complications associated with diabetes, hypertension, renal and hereditary diseases, old age and a combination of other risk factors. ESRD requires continued dialysis treatments or a kidney transplant to sustain life. Absent transplantation, the average life expectancy for an ESRD patient on dialysis is approximately five years following diagnosis, according to the USRDS. Scarcity of compatible kidneys has limited the option for transplants, causing most patients suffering from ESRD to rely on dialysis. Dialysis is the removal of toxins and fluids from the blood of ESRD patients by artificial means. Patients suffering from ESRD generally require dialysis at least three times per week, amounting to approximately 156 treatments per year, for the remainder of their lives.

There are two primary methods of dialysis commonly used today, hemodialysis and peritoneal dialysis. Hemodialysis, or the removal of toxins and fluid from the blood through a specially designed filter, is the most common form of ESRD treatment for new patients and represented approximately 92% of all dialysis treatments in the United States in 2009. Hemodialysis is typically performed in outpatient dialysis clinics and lasts approximately 3.5 hours per treatment. Treatments are usually performed by teams of licensed nurses and trained technicians pursuant to a physician’s instructions. Almost all patients receive hemodialysis in our outpatient dialysis clinics as their primary ESRD treatment, although we also provide such services in the home. Peritoneal dialysis uses the patient’s peritoneal, or abdominal, cavity to eliminate fluid and toxins. A patient generally performs peritoneal dialysis at home. We also provide peritoneal dialysis services to patients who prefer and are able to receive that form of treatment.

Large, Growing Market for Outpatient Dialysis Services

The total annual cost of providing healthcare services to ESRD patients in the U.S. in 2009 has been estimated by the USRDS to be approximately $42.5 billion. According to the most recent report by the USRDS, there were approximately 399,000 ESRD patients in the United States as of December 31, 2009, with the number of ESRD patients expected to grow at an annual rate consistent with the historical rate of approximately 4%, outpacing general population growth. Aside from a relatively small number of individuals who qualify for and successfully undergo kidney transplants, the vast majority of ESRD patients require three dialysis treatments per week, on average, for the remainder of their lives. USRDS data indicates that the prevalence rate in patients ages 20 to 44 increased 9.8% from 2000 to 2009; while, in patients ages 75 and older the prevalence rate increased 12% over the same period.

According to the USRDS, the increasing percentage of the U.S. population afflicted with ESRD has been primarily caused by:

•	aging of the general population;

•	improved treatment and increased survival rate of patients with diabetes, hypertension and other illnesses that lead to ESRD;

•	growth rates of minority populations with higher than average incidence rates of ESRD; and

•	improved dialysis technology, that has enabled older patients and those who previously could not tolerate dialysis due to other illnesses, to benefit from this treatment.

Reimbursement Environment

A majority of reimbursement for dialysis services is provided by the federal government’s Medicare ESRD program based on rates established by the Centers for Medicare & Medicaid Services, or CMS. The coverage criteria for dialysis centers under Medicare are well defined and, as a result, Medicare reimbursement for dialysis services has historically been more predictable than reimbursements for most other services and procedures. ESRD has been classified as a chronic disability since 1972 and patients are entitled to treatment and Medicare benefits regardless of age or financial circumstances. Generally, if a patient does not have employer-sponsored health coverage, Medicare becomes the primary payor either immediately or after a three-month waiting period. For a patient with employer-sponsored health coverage, Medicare generally becomes the primary payor after 33 months, which includes a three-month coordination of benefits period, or earlier if the patient’s employer-sponsored health coverage terminates. Additional sources of reimbursement for dialysis services include other government agencies such as state Medicaid programs as well as private pay options.

Beginning in January 2011, Medicare ESRD payments are made under a bundled payment rate which provides for a fixed rate for all goods and services provided during the dialysis treatment, including laboratory services, the administration of pharmaceuticals and payments for pharmaceuticals such as EPO that were separately billed under the previous methodology. Further the bundled payment system requires dialysis facilities to provide new services within the payment bundle such as oral vitamin D medications and an expanded list of laboratory tests. Historically these services were separately billable; now the dialysis facility is at risk for utilization with reimbursement set at a fixed rate. With regard to the expanded list of case-mix adjustors, these are difficult for our dialysis clinics or billing and other systems to document and track which results in an increased risk in a reduction in the amounts of the payments that we would otherwise be entitled to receive. The rule also requires the new single bundled payment base rate to be adjusted annually for inflation based upon a market basket index, less a productivity adjustment. The adjustment for 2012 is an increase of 2.1% . Also, beginning in 2012, the rule provides up to a 2% withholding that can be earned back by facilities that meet certain defined clinical performance standards. To the extent our facilities do not fully meet the established benchmarks, however, we may not earn back all (or any) of the dollars withheld.

Dialysis providers were given the option to make a one-time election by November 1, 2010 to move fully to the bundled payment system in 2011 or to phase in the payment system over four years, in each case commencing on January 1, 2011. All of our clinics with the exception of one elected to move fully to the bundled payment system. Given the limited timeframe in which the bundled payment system has been in effect, at this time we cannot predict whether we will be able to sustain reductions in our operating costs to a level that will fully offset any reduction in overall reimbursement for services we provide to Medicare patients. In addition, we may experience increases in operating costs, such as labor and supply costs, which may not be fully off-set by inflation-based increases in Medicare payments.

Before Medicare becomes the primary payor, a patient’s commercial insurance plan, if any, is responsible for payment of the dialysis services provided. Although commercial payment rates vary significantly, average commercial payment rates are generally significantly higher than Medicare rates. Payment methods from commercial payors include a single lump-sum per treatment, referred to as bundled rates, and separate payments for ancillary treatments and pharmaceuticals, if used as part of the dialysis treatment, referred to as fee for service rates. We believe commercial payors are generally sensitive to the special circumstances and challenges faced by ESRD patients, particularly because they may be responsible for primary coverage for a relatively limited number of ESRD patients for a finite 33-month period of time. We also believe commercial payors are incentivized to facilitate quality dialysis care because patients who do not regularly receive dialysis treatment typically require hospitalization and other more costly acute care treatment. For the year ended December 31, 2011, we derived approximately 41% of our net operating revenues from commercial payors, which represented approximately 13% of the treatments performed. The source of the balance of our treatments and net operating revenues come from Medicare and other governmental payors.

Our Operations

Our JV Operating Model

We believe we are the only dialysis service provider founded and operating exclusively on a shared-ownership model. Each of our clinics is maintained as a separate joint venture in which we own a controlling interest typically between 51% and 80%, and our nephrologist partners, who may be single practitioners or an affiliated group of nephrologists, own the noncontrolling interest. As of December 31, 2011, on average we owned a 57% interest in our clinics and our nephrologist partners owned a 43% interest.

Our operating model stresses the following ideals for our company:

•	Take excellent care of the patients and the financial success will follow;

•	Enable the nephrologist to practice as he/she deems appropriate;

•	Provide the nephrologist the autonomy to make operational decisions;

•	Acknowledge that clinic staff members are a critical and valuable asset; do everything possible to hire and retain the best possible staff;

•	Listen to the practitioners and provide the tools needed to take excellent care of their patients; and

•	The corporate office works for our staff, our doctors and patients.

Our relationships with physicians and other referral sources relating to our joint ventures are required to comply with the anti-kickback statute. Although there is a safe harbor for certain investment interests in “small entities,” it is not clear if any of our joint ventures satisfy all of the requirements for protection by this safe harbor. Under current law, physician joint ventures are not prohibited but instead require a case-by-case evaluation under the anti-kickback statute. We have structured our joint ventures to satisfy as many safe harbor requirements as we believe are reasonably possible and we believe that these investments are offered on a fair market value basis and provide returns to the physician investors only in proportion to their actual investment in the venture. We believe that our agreements do not violate the federal anti-kickback statute; however, since the arrangements do not satisfy all of the requirements for safe harbor protection, these arrangements could be challenged. See “Risk Factors—Our arrangements with our nephrologist partners and medical directors do not satisfy all the elements of a safe harbor to the federal anti-kickback statute and certain state anti-kickback laws and as a result may subject us to government scrutiny.”

As required by law, our clinics contract with a nephrologist partner or a group of affiliated nephrologists who are our nephrologist partners to provide medical director services at each of our clinics. Our medical director arrangements are typically for a ten-year term with provision for optional renewals at the end of the term.

Our JV clinics are most commonly de novo clinics. In a typical de novo clinic, the total capital required to develop the clinic is approximately $1.5 million, of which a portion is equity capital funded by us and our nephrologist partners in proportion to our respective ownership interests. Historically, the balance of such development cost was funded primarily through third-party debt financing that we and our nephrologist partners guaranty on a basis proportionate to our respective ownership interests, and in some cases through intercompany loans. We began to finance such balances primarily through intercompany loans in 2008 in part as a response to the unpredictability of the financial market at that time, and we expect to continue financing a significant portion of our clinical development costs through intercompany loans. A third-party underwriter determines the market rate of interest for each intercompany loan. Historically, our de novo clinics become EBITDA positive within an average of six months of opening. Once a clinic becomes EBITDA positive, the JV clinic begins to distribute excess cash to us and our nephrologist partners.

We equip our clinics with technologically advanced dialysis equipment and amenities. Our clinics generally contain between 15 and 20 dialysis stations, one or more nurses’ stations, a patient waiting area, examination rooms, a supply room, a water treatment space to purify water used in hemodialysis treatments, staff work areas, offices and a staff lounge. Our clinics are also typically outfitted with amenities including personal cable televisions and fully reclining chairs.

Each of our JVs is organized as a limited liability company, typically organized in the state in which the clinic is located. Although the terms on which each JV is owned and operated vary to some extent, our JV arrangements have many common features. See “JV Operating Agreements” and “Management Services” below.

Our Services

As of December 31, 2011, we owned and operated 108 dialysis clinics treating 7,374 patients in 19 states and the District of Columbia. As required by law, our clinics contract with a nephrologist partner or a group of affiliated nephrologists who are our nephrologist partners to provide medical director services at each of our clinics. The duties of the medical director generally include responsibility for the oversight of the clinic, its staff, patient care and treatment. In addition, other nephrologists may apply for practice privileges to treat their patients at our centers.

In addition to a medical director, each clinic has a clinic manager, typically a registered nurse, who supervises the day-to-day operations of the center and its staff. The staff of each center typically consists of registered nurses, patient care technicians, a social worker, a registered dietician, biomedical technician support and other administrative and support personnel.

Many of our outpatient dialysis centers offer services for dialysis patients who prefer and are able to receive either hemodialysis treatments in their homes or peritoneal dialysis. Home-based dialysis services consist of providing equipment and supplies, training, patient monitoring, on-call support services and follow-up assistance. Registered nurses train patients and their families or other caregivers to perform either hemodialysis at home or peritoneal dialysis.

Under Medicare regulations, we cannot and do not promote, develop or maintain any kind of contractual relationship with patients that would directly or indirectly obligate a patient to use or continue to use our dialysis services, or which would give us any preferential rights other than those related to collecting payments for our services.

Location and Capacity of Our Clinics

As of December 31, 2011, we owned and operated 108 dialysis clinics treating 7,374 patients in 19 states and the District of Columbia, each of which is consolidated in our financial statements. The locations of these clinics at December 31, 2011 were as follows:

State	Centers	State	Centers	State	Centers
Florida	26	Texas	5	California	1
Ohio	12	South Carolina	4	Connecticut	1
Massachusetts	10	Virginia	4	District of Columbia	1
Rhode Island	10	Maryland	3	Louisiana	1
Pennsylvania	9	Illinois	2	Michigan	1
Colorado	7	Missouri	2	New Jersey	1
Georgia	6	Wisconsin	2

				TOTAL	108

We have developed our clinics in a manner that we believe promotes high-quality patient care. Our typical clinic is approximately 6,500 to 7,000 square feet. We select clinic locations to maximize appeal and convenience based on demographic and other factors. One of the primary considerations in selecting a clinic location is finding an area with an existing patient base under the current treatment of local nephrologists interested in working with a dialysis clinic. Other considerations include:

•	the availability and cost of qualified and skilled personnel, particularly nursing and technical staff;

•	the size and condition of the proposed clinic and its equipment;

•	the atmosphere for the patients;

•	the area’s demographics and population growth estimates;

•	state regulation of dialysis and healthcare services; and

•	the existence of competitive factors such as existing outpatient dialysis clinics within reasonable proximity to the proposed clinic.

We are able to increase our capacity by extending hours at our existing centers, expanding our existing centers, relocating our centers, developing new centers and by acquiring centers. The development of a typical de novo clinic by us generally requires approximately $1.5 million for leasehold improvements, equipment and first-year working capital. Based on our experience, a de novo clinic typically opens within a year after the property lease is signed and normally achieves operating profitability in the first six months after certification. Acquiring an existing clinic or group of clinics requires a substantially greater initial investment, but profitability and cash flow are generally initially more predictable.

Some of our dialysis centers are operating at or near capacity. However, we believe that we have adequate capacity within most of our existing dialysis centers to accommodate additional patient volume through increased hours and/or days of operation, or, if additional space is available within an existing facility, by adding dialysis stations.

All of our clinics lease their space on terms that we believe are customary in the industry. We can usually relocate existing centers to larger facilities or open new centers if existing centers reach capacity. With respect to relocating centers or building new centers, we believe that we can generally lease space at economically reasonable rates in the areas planned for each of these centers, although there can be no assurances in this regard. Expansion of existing centers or relocation of our dialysis centers is subject to review for compliance with conditions relating to participation in the Medicare ESRD program. In states that require a certificate of need or center license, additional approvals would generally be necessary for expansion or relocation.

Medical Directors And Other Nephrologists

In order for our clinics to be eligible to participate in the Medicare ESRD program, a qualified physician or group of physicians must act as medical director for each our clinics. We engage practicing, board-certified or board-eligible nephrologists to serve as medical directors. Medical directors also own a noncontrolling interest in the clinic as a result of our JV model. Medical directors are responsible for:

•	supervising medical aspects of a clinic’s operations;

•	administering and monitoring patient care policies;

•	administration of dialysis treatments, including medically necessary items and services;

•	administration of staff development and training programs; and

•	assessment of all patients.

Our medical directors are given autonomy and play an important role in quality assurance activities at our clinics and in coordinating the delivery of care. In addition, at some clinics one or more other nephrologists serve as assistant or associate medical directors or direct specific programs, such as home dialysis training programs. Our medical directors, as well as assistant or associate medical directors, receive fair market value compensation for their services. We base this compensation on independent third-party valuations. Our medical director arrangements are typically for a ten-year term with provision for optional renewals at the end of the term. Our medical director arrangements also include restrictions similar to those of other dialysis service providers that restrict our medical directors from competing with us. These agreements not to compete restrict the physicians from owning or providing medical director services to other dialysis clinics, but do not prohibit our medical directors from providing direct patient care services at other locations. Consistent with federal and state law, such agreements do not require our medical directors to recommend our dialysis clinics to their patients.

Local nephrologists are a key factor in the success of our clinics. Caring for ESRD patients is typically the primary clinical activity of a nephrologist, although a nephrologist may have other clinical activities including the post-surgical care of kidney transplant patients and the diagnosis, treatment and management of kidney disorders other than ESRD. Most nephrologists practice in small single-specialty groups covering a relatively large geographic service area. Most nephrologists also have a significant office practice, consult on numerous hospitalized patients who are not on dialysis and follow the progress of kidney transplant patients. An ESRD patient generally seeks treatment at a clinic where his or her nephrologist has privileges to admit patients. Nephrologists at our clinics typically include our nephrologist partners, as well as other nephrologists that apply for and receive practice privileges to treat their patients at our clinics. As of December 31, 2011, there were 260 nephrologists with privileges to practice at one or more of our clinics.

JV Operating Agreements

Many of the features of our JVs are set forth in agreements we enter with our clinics and our local nephrologist partners. Agreements that we typically enter into in connection with our clinics include a joint venture operating agreement and a management services agreement pursuant to which we provide various support services to our clinics. See “Management Services” below. These agreements allocate ownership, rights and responsibilities in our clinics. These agreements also provide, among other things, for distributions on the ownership interests in our JVs. Under these JV agreements, the JV’s net profits, if any, or net losses, if any, are typically distributed no less often than annually in proportion to holdings of membership interests. These distributions are made out of the JV’s net cash flows in an amount determined by a majority in interest of the JV members (the Company, as majority member in the JV clinics, can therefore typically determine the distribution amount). Because distributions are limited to net cash flow available, the JV clinics are generally unable to distribute amounts that would result in the JV having insufficient capital to pay debt, interest obligations or general operating expenses or have insufficient working capital reserves. In addition, statutory restrictions, including state laws, may prevent the JV clinics from distributing amounts that would result in the JV becoming insolvent. Our JV arrangements do not require the consent of our nephrologist partners prior to the making of any distributions from our JVs, so long as a pro rata distribution is made to our partners with one exception that we do not believe is material.

The operating agreements for some clinics give the nephrologist partners put rights that, when exercised, require us to purchase some or all of that nephrologist partner’s interest in that clinic. Some of these put rights are exercisable upon certain dates, and some are exercisable or accelerable upon the occurrence of certain events, including the transfer of a majority of ARA’s equity interest to a third-party. Nephrologist partners in certain of our clinics have the right to accelerate the exercise date of certain time-based puts. The Merger Transactions triggered the acceleration of the exercise date of the put rights of certain of our nephrologist partners, but these put rights were waived by our partners having such rights.

From time to time our operating agreement may provide that we cannot take certain specified actions affecting a clinic without the consent of the nephrologist partner(s) for that clinic. Such actions may include (i) a sale, transfer, liquidation or reorganization of all or substantially of the clinic, a merger or dissolution of the clinic, (ii) a lease of all or substantially all of the clinic, (iii) the admission of a new or substituted member, (iv) an amendment or modification of the applicable operating agreement or the constituent documents for the clinic, (vi) certain transactions with affiliates, (vii) any capital calls except to the extent specifically provided, (viii) any hiring or firing of employees of the clinic, (ix) entering into borrowing on behalf of the clinic for a principal amount exceeding a specified principal amount, and (x) entering into any lease agreements on behalf of the clinic where annual payments exceed a specified amount.

Management Services

Our executive and senior management team operates out of our Beverly, Massachusetts headquarters. Executive management located at our corporate headquarters includes our Chairman, Chief Executive Officer, President, Chief Operating Officer, Chief Financial Officer and General Counsel. Other corporate staff includes personnel responsible for the management of operations, clinical and regulatory services, corporate compliance, technical services, project management and business development. Our national medical directors and seven regional directors are dispersed geographically throughout the United States.

Our corporate management is focused on supporting the operation of our dialysis clinics and the practices of our nephrologists. Through ARA, we enter into agreements to provide management services to our clinics. For these services, we are typically entitled to a percentage of the clinic’s net revenues. Our management agreements are typically for a ten-year term with provision for optional renewals at the end of the term. Pursuant to these agreements we provide our nephrologist partners with all of the managerial, accounting, financial, technological and administrative support necessary to operate our clinics, which enables our nephrologist partners to focus on delivering high quality healthcare. We strive to improve the clinical outcomes and operating and financial performance of our dialysis clinics, ensure compliance with applicable laws and regulations, and identify opportunities that are consistent with our growth strategy. The management services we provide to our clinics generally include:

•	supervising site searches and negotiating leases;

•	obtaining and maintaining licenses, permits and certifications;

•	providing manuals, policies and procedures;

•	performing payroll processing, personnel and benefit administration, billing and collection and payment of accounts receivable;

•	providing staff training programs;

•	recommending and purchasing or leasing equipment;

•	preparing and filing cost reports;

•	preparing annual operating budgets;

•	administering financial and clinical information systems;

•	procuring and maintaining insurance policies;

•	performing legal and compliance services and

•	providing strategic marketing.

Quality Care

Our corporate management team promotes a patient and physician-focused corporate culture and other founding philosophies. We believe our culture and founding principles improve the clinical outcomes and operating performance of our dialysis clinics, and ensure our clinics’ compliance with applicable laws and regulations. For example, we believe that our culture of compliance, implemented by facilitating internal compliance audits, compliance hotlines, HIPAA compliance safeguards, as well as through management services such as manuals, policies and procedures and training, has contributed to our clinics’ strong track record in regulatory matters.

We maintain a monthly schedule with senior management and our national medical director to review clinical outcomes on a clinic by clinic basis and individual planning for continuous improvement. Our clinical team works routinely with individual physicians, clinic managers, and dieticians in an effort to optimize clinical outcomes such as anemia management, adequacy of the dialysis treatment (KT/V), nutrition (albumin levels), arterial venous fistula (AV fistula), and other important indicators. Based on the review of outcomes data, action plans, including clinical programs and educational offerings, are developed and implemented. The company has created a clinical ladder system that is used to track key performance data and effect improvement. We believe this system encourages clinic managers to strive for excellence, thereby enhancing quality of care and improving patient outcomes.

EPO and Other Pharmaceuticals

Patients receiving dialysis are also typically administered one or more pharmaceuticals and supplements. Patients are commonly treated with EPO. EPO is a genetically engineered form of a naturally occurring protein that stimulates the production of red blood cells. EPO is used in connection with all forms of dialysis to treat anemia, a medical complication most ESRD patients experience. Anemia involves a shortage of oxygen-carrying red blood cells. Because red blood cells bring oxygen to all the cells in the body, untreated anemia can cause severe fatigue, heart disorders, difficulty concentrating, reduced immune function, and other problems. Anemia is common among renal patients, caused by insufficient erythropoietin, iron deficiency, repeated blood losses, and other factors. Patients are also commonly treated with vitamin D analogs and iron supplements.

EPO is produced by a single manufacturer, Amgen, and any interruption of supply or product cost increases could adversely affect our operations. We purchase EPO from Amgen through a group purchasing organization that negotiates the terms on which we purchase EPO. We have entered into agreements with our group purchasing organization and Amgen that provide for specific rebates based on a combination of factors, including process improvement and data submission.

Amgen has also developed and obtained U.S. Food and Drug Administration, or FDA, approval for Aranesp®, a pharmaceutical used to treat anemia that may replace EPO or reduce its use with dialysis patients. Roche has also developed a drug, Mircera®, used to treat anemia, although it is currently unavailable to patients in the United States due to Amgen’s patent on EPO.

Unlike EPO, which is generally administered in conjunction with each dialysis treatment, Aranesp® can be administered less frequently. In the event that alternatives to EPO are marketed for treatment of dialysis patients, we may realize lower margins on the administration of these pharmaceuticals than are currently realized on EPO. A significant increase in the development and use of other or similar alternatives to EPO, or a change in administration practices, could have a material impact on our operating results.

Over the past few years there has been significant media discussion and government scrutiny regarding anemia management practices for ESRD patients in the United States, mainly as a result of clinical studies that identified risks in patient populations related to the utilization of EPO and similar pharmaceuticals. As a result, the FDA required warning labels for EPO and Aranesp® and changes were made to EPO reimbursement and payment coverage policies. As new information is obtained from research and clinical trials, practice guidelines may change over the next several years. Even though we believe that our anemia management practices have been compliant with existing laws and regulations, we may be subject to further inquiries from a variety of government bodies as these payment policies and practicing guidelines evolve.

Competition

The dialysis industry is highly competitive. Because of the ease of entry into the dialysis business and the ability of physicians to be medical directors for their own clinics, competition for growth in existing and expanding markets is not limited to large competitors with substantial financial resources. According to the USRDS, there were in excess of 5,700 dialysis clinics in the United States at the end of 2009. We face competition from large and medium-sized providers for the identification and retention of patients and for the acquisition of existing dialysis clinics. We face particularly intense competition for the identification and retention of nephrologists, whether as physicians, medical directors or physician partners. In many instances, our competitors have taken steps to include comprehensive non-competition provisions within their medical director agreements, thereby limiting the ability of physicians to serve as medical directors or potential joint venture partners for competing dialysis clinics. These non-competition provisions often contain both time and geographic limitations during the term of the agreement and for a period of years thereafter. Our competitors have threatened and filed litigation seeking to intervene in our relationships with nephrologists based on alleged violations of these non-competition provisions. The ability to successfully attract and retain nephrologist partners and referring physicians is crucial to increasing the number of treatments we perform at our clinics which, in turn, is key to driving revenue growth.

The dialysis services industry has undergone rapid consolidation. As of 2009, Fresenius Medical Care, or Fresenius, and DaVita Inc., or DaVita, accounted for approximately 67% of outpatient dialysis patients in the United States. The largest not-for-profit provider of dialysis services, Dialysis Clinic, Inc., accounted for approximately 3.4% of outpatient dialysis patients in the United States. A number of small and medium sized dialysis companies, including our company, collectively account for the remaining outpatient dialysis patients in the United States, with no company accounting for more than 5% of these outpatient dialysis patients.

Because services to the majority of patients in the United States are primarily reimbursed under government programs, competition for patients is based primarily on quality and accessibility of service and the ability to obtain referrals from physicians and hospitals. However, extension of periods during which commercial insurers are primarily responsible for reimbursement and the growth of managed care has placed greater emphasis on service costs for patients with private insurance coverage

Reimbursement

We derive our revenues from providing both outpatient and inpatient dialysis treatments as well as from ancillary services such as administering dialysis-related pharmaceuticals. The sources of these revenues are principally government-based programs, including Medicare, Medicaid and Medicare-certified HMO plans and commercial insurance plans.

Medicare Reimbursement

Prior to January 1, 2011, Medicare reimbursed outpatient dialysis centers using the so-called composite rate methodology. Under that methodology, dialysis centers received a fixed per treatment rate, known as the composite rate, for providing general dialysis services to a Medicare beneficiary and additional payments for ancillary services such as physician ordered tests and certain pharmaceuticals, such EPO. The composite payment covers routine dialysis services, certain pharmaceuticals, routine laboratory work, and other supplies. The composite rate includes a base payment, adjusted for case-mix that links payments more closely with illness severity and regional geography differences, and a drug add-on payment, which is updated annually to account for changes in drug prices and utilization for those drugs included within the composite payment which is based on the average acquisition costs of those pharmaceuticals. Other pharmaceuticals are reimbursed at their average sale price, or ASP, plus 6% based upon prices set by Medicare. Dialysis facilities receive a separate payment for some pharmaceuticals, which include EPO, vitamin D analogs and iron supplements that are not included in the composite payment rate.

In July 2008, Congress enacted the Medicare Improvements for Patients and Providers Act of 2008, or MIPPA. This legislation introduced a new prospective payment system for dialysis services beginning in January 1, 2011 whereby ESRD payments were to be made under a bundled payment rate which provides a fixed rate for all goods and services provided during the dialysis treatment, including laboratory services, the administration of pharmaceuticals and payments for pharmaceuticals such as EPO that were separately billed under the composite rate methodology.

On July 23, 2010, CMS released and on August 12, 2010 published the final rule regarding the new bundled payment rate system. See 75 Fed. Reg. 49,030 (Aug. 12, 2010). We note that the initial 2011 bundled rate included reductions of 2% and 3.1%, respectively, to conform to the provisions of MIPPA and to establish budget neutrality. As noted earlier, the 3.1% reduction has since been rescinded by CMS for services provided on or after April 1, 2011 and through the remainder of the calendar year. Further there is a 5.94% reduction tied to an expanded list of case mix adjustors which can be earned back based upon the presence of these co–morbidities at the time of treatment. There are other provisions which may impact payment including an outlier pool and a low volume facility adjustment. Further the new rule requires dialysis facilities to provide new services within the payment bundle such as oral vitamin D medications and an expanded list of laboratory tests. Historically these services were separately billable; now the dialysis facility will be at risk for utilization with reimbursement set at a fixed rate. With regard to the expanded list of case–mix adjustors, these may be difficult or impossible for our dialysis clinics or billing and other systems to document and track resulting in a reduction in the amounts of the payments that we would otherwise be entitled to receive. The rule also requires the new single bundled payment base rate to be adjusted annually for inflation based upon a market basket index, less a productivity adjustment, beginning in 2012. Also, beginning in 2012, the rule provides for up to a 2% withhold that can be earned back by facilities that meet certain defined clinical performance standards.

A majority of dialysis patients are covered under Medicare. Dialysis patients become eligible for primary Medicare coverage at various times, depending on their age or disability status, as well as whether they are covered by an employer group health plan. Generally, for a patient not covered by an employer group health plan, Medicare becomes the primary payor either immediately or after a three-month waiting period. For a patient covered by an employer group health plan, Medicare generally becomes the primary payor after 33 months, which includes the coordination of benefits period, or earlier if the patient’s employer group health plan coverage terminates. When Medicare becomes a patient’s primary payor, the payment rate for that patient shifts from the employer group health plan rate to the Medicare payment rate.

For each covered treatment, Medicare pays 80% of the amount set by the Medicare system. The patient is responsible for the remaining 20%. In most cases, a secondary payor, such as Medicare supplemental insurance, a state Medicaid program or a commercial health plan, covers all or part of these balances. Some patients, who do not qualify for Medicaid but otherwise cannot afford secondary insurance, can apply for premium payment assistance from charitable organizations through a program offered by the American Kidney Fund. If a patient does not have secondary insurance coverage, we endeavor to collect payment from the patient using reasonable collection efforts consistent with federal and state law. However, in these cases we are generally unsuccessful in collecting from the patient the 20% portion of the PPS rate that Medicare does not pay.

On November 16, 2011, CMS published adjustments effective for January 1, 2012 to Medicare payments of an increase of 2.1% to dialysis facilities for ESRD beneficiaries.

During the year ended December 31, 2011, the Medicare ESRD dialysis reimbursement rates for patients at our clinics were between $238 and $246 per treatment.

Medicaid Reimbursement

Medicaid programs are state-administered programs partially funded by the federal government. These programs are intended to provide health coverage for patients whose income and assets fall below state-defined levels and who are otherwise uninsured. These programs also serve as supplemental reimbursement sources for the co-insurance payments due from Medicaid-eligible patients with primary coverage under Medicare. Some Medicaid programs also pay for additional services, including some oral medications that are not covered by Medicare. We are an authorized Medicaid provider in all of the states in which our clinics are located.

Commercial Insurance

Before Medicare becomes the primary payor, a patient’s employer group health plan or private insurance plan, if any, is responsible for payment. Although commercial payment rates vary, average commercial payment rates are generally higher than Medicare reimbursement rates. Commercial payment rates are the result of negotiations between us and insurers or third-party administrators. We are continuously in the process of negotiating agreements with our commercial payors and if our negotiations result in overall commercial rate reductions in excess of our commercial rate increases, our revenues and operating results could be negatively impacted. Payment methods include a single lump-sum per treatment, referred to as bundled rates, and separate payments for treatments and pharmaceuticals, if used as part of the treatment, referred to as fee for service rates. In certain circumstances, we may bill commercial payors as out-of-network providers.

Reimbursement for EPO and Other Pharmaceuticals

Over the past several years, CMS has changed its reimbursement and payment coverage policies for EPO. Effective April 2006, CMS implemented a policy for monitoring the dosage of EPO based on the patient’s hematocrit level and for limiting the quantity of EPO that can be administered in any one month. This policy restricts payments based on EPO doses and hemoglobin levels for certain patients and has resulted in overall decreases in the amount of reimbursement payments that we have received from CMS. In addition, effective January 1, 2008, CMS implemented changes to the existing EPO monitoring policy that further limited reimbursement payments.

Congress passed the Medicare Improvements for Patients and Providers Act of 2008 in July 2008. This statute provides for marginal increases in the dialysis composite rate for 2009 and 2010, but also establishes “bundled” payments for goods and services provided during a dialysis treatment beginning in 2011. By statute, the calculation of the new dialysis bundled rate includes, among other items and services, EPO and other erythropoiesis stimulating agents.

Government Regulation

Our operations are subject to extensive federal, state and local governmental regulations. These regulations require us to meet various standards relating to, among other things, government payment programs, dialysis clinics and equipment, management of clinics, personnel qualifications, maintenance of proper records and quality assurance programs and patient care.

We have structured our activities and operations to avoid conflict with state law restrictions on the corporate practice of medicine, which generally prohibit non-licensed persons or corporations from employing physicians to practice medicine, restrict the delivery of medical services to those entities owned and controlled only by licensed professionals and prohibit the division or splitting of professional fees between licensed medical doctors and non-licensed individuals or entities. Neither we nor the JVs directly employ physicians, but rather establish relationships on an independent contractor basis through our Medical Director Agreements. Further, we have structured all of our corporate and operational agreements to conform to any licensure requirements, fee-splitting and related corporate practice of medicine prohibitions.

Because we are subject to a number of governmental regulations, our business could be adversely impacted by:

•	loss or suspension of federal certifications;

•	loss or suspension of licenses under the laws of any state or governmental authority from which we generate substantial revenues;

•	exclusion from government healthcare programs including Medicare and Medicaid;

•	significant reductions or lack of inflation-adjusted increases in payment rates by government programs or reduction of coverage for dialysis and ancillary services and related pharmaceuticals;

•

fines, damages and monetary penalties for federal anti-kickback law violations, Stark Law violations, submission of false claims, civil or criminal liability based on violations of law or other failures to meet regulatory requirements, and similar sanctions under applicable state laws;

•

claims by or on behalf of patients who believe their protected health information has been used or disclosed in violation of federal and state patient privacy laws, or enforcement fines or penalties for violations of these laws;

•

government mandated practice changes that significantly increase our operating expenses or materially alter relationships with our medical directors or nephrologist partners in our dialysis clinics; or

•	refunds of payments received from government payors and government healthcare program beneficiaries because of overpayments or any failures to meet applicable requirements.

We expect that our industry will continue to be subject to substantial regulation, the scope and effect of which are difficult to predict. Our activities could be reviewed or challenged by regulatory authorities at any time in the future. This regulation and scrutiny could materially adversely impact us.

Licensure and Certification

Our clinics are certified by CMS, as is required for the receipt of Medicare payments. In some states, we are also required to secure additional state licenses and permits for our clinics. Governmental authorities, primarily state departments of health, periodically inspect our clinics to determine if we satisfy applicable federal and state standards and requirements, including the conditions of participation in the Medicare ESRD program.

To date, we have not experienced significant difficulty in obtaining certifications from CMS or in maintaining our licenses or our Medicare and Medicaid authorizations.

CMS continues to study the regulations applicable to Medicare certification to provide dialysis services. In April 2008, CMS issued new regulations, referred to as Conditions for Coverage, for Medicare-certified ESRD clinics to provide dialysis services. The Conditions for Coverage were effective October 14, 2008, with some provisions having a phased-in implementation date of February 1, 2009 or later. The new regulations are patient, quality and outcomes focused. Among other things, the Conditions for Coverage establish performance expectations for clinics and staff eliminates procedural requirements and promotes continuous quality improvement and patient safety measures. We have established an interdisciplinary work group to facilitate implementation of the Conditions of Coverage and have developed comprehensive auditing processes, policies and procedures to monitor ongoing compliance.

Federal Anti-kickback Statute

The federal anti-kickback statute contained in the Social Security Act imposes criminal and civil sanctions on persons who receive, make, offer or solicit payments in return for any of the following with respect to items or services that are paid for in whole or in part by Medicare, Medicaid or similar federal and state programs:

•	the referral of a Medicare or Medicaid patient for treatment;

•	the ordering or purchasing of items or services; or

•	arranging for or recommending the ordering or purchasing of these items.

Federal criminal penalties for the violation of these laws include imprisonment, fines and exclusion of the provider from future participation in the Medicare and Medicaid programs. Violations of the anti-kickback statute are punishable by imprisonment for up to five years, fines of up to $250,000 or both. Larger fines can be imposed upon corporations under the provisions of the U.S. Sentencing Guidelines and the Alternate Fines Statute. Individuals and entities convicted of violating the anti-kickback statute are subject to mandatory exclusion from participation in Medicare, Medicaid and other federal healthcare programs for a minimum of five years. Civil penalties for violations of these laws include up to $50,000 in monetary penalties per violation, repayments of up to three times the total payments between the parties and suspension from future participation in Medicare and Medicaid. Some state anti-kickback statutes also include criminal penalties. The federal statute expressly prohibits traditionally criminal transactions, such as kickbacks, rebates or bribes for patient referrals. Court decisions have also held that the statute is violated whenever one of the purposes of remuneration is to induce referrals.

The Department of Health and Human Services regulations create exceptions, known as safe harbors, for some business transactions and arrangements. Transactions and arrangements that satisfy every element of a safe harbor are deemed not to violate the anti-kickback statute. Transactions and arrangements that do not satisfy all elements of a relevant safe harbor do not necessarily violate the statute, but can be subject to greater scrutiny by enforcement agencies.

The medical directors for our clinics refer patients to our clinics. Accordingly, the agreements under which we engage our medical directors must be in compliance with the federal anti-kickback statute. Among the available safe harbors is one for personal services furnished for fair market value. However, most of our agreements with our medical directors do not satisfy all seven of the requirements of the personal services safe harbor. In particular, because of the nature of our medical directors’ duties, we believe it is impossible to satisfy the safe-harbor requirement that if the services are provided on a part-time basis, as they are with our medical directors, the agreement must specify the schedule of intervals of service, their precise length and the exact charge for these intervals. Accordingly, while we believe that our agreements with our medical directors satisfy as many of the elements of the personal services safe harbor as we believe is reasonably possible, our arrangements do not qualify for safe harbor protection. We also note that there is little guidance available as to what constitutes fair market value for medical director services. We believe that our medical director agreements do not violate the federal anti-kickback statute. However, since the arrangements do not satisfy all of the requirements for safe harbor protection, these arrangements could be challenged.

We operate all our clinics in accordance with our JV model, in which we own a controlling interest in our clinics. Our relationships with our nephrologist partners and other referral sources relating to these JVs are required to comply with the anti-kickback statute. Although there is a safe harbor for investment interests in small entities, our JVs do not satisfy every element of this safe harbor. Under current law, physician JV’s are not prohibited but instead require a case by case evaluation under the anti-kickback statute. We have structured our JVs to satisfy as many safe harbor requirements as we believe are reasonably possible and we believe that these investments are offered on a fair market value basis. Our JVs provide returns to our nephrologist partners only in proportion to their actual investment in the venture. We believe that our JVs do not violate the federal anti-kickback statute. However, since the arrangements do not satisfy every element of the applicable safe harbors, these arrangements could be challenged.

We finance the balance of the capital required to construct and operate the clinics through intercompany loans. Even though there is not a safe harbor for these loans, the intercompany loans do not necessarily violate the anti-kickback statute. They can, however, be subject to greater scrutiny by enforcement agencies. See “Risk Factors—Our arrangements with our nephrologist partners and medical directors do not satisfy all the elements of a safe harbor to the federal anti-kickback statute and certain state anti-kickback laws and as a result may subject us to government scrutiny.”

We lease space for approximately 27 of our clinics from entities in which physicians hold ownership interests and we sublease space to referring physicians at approximately 29 of our dialysis clinics. These arrangements must be in compliance with the anti-kickback statute. We believe that we are in compliance with this statute.

Because we purchase and sell items and services in the operation of our clinics that may be paid for, in whole or in part, by Medicare or a state healthcare program and because we acquire items and services at a discount, we must structure these arrangements in compliance with the federal anti-kickback statute. Subject to requirements and limitations, discounts representing reductions in the amounts we are charged or that we charge for items or services based on arm’s-length transactions can qualify for safe harbor protection if we fully and accurately report the discounts in the applicable invoices or Medicare cost reports. While some of the safe harbor elements are subject to interpretation, we believe that our vendor contracts that contain discount provisions are in compliance with the anti-kickback statute and the discount safe harbor.

Stark Law

Another federal law, known as the Stark Law, prohibits a physician who has a financial relationship, or who has an immediate family member who has a financial relationship, with entities, including ESRD providers, providing “designated health services,” from referring Medicare patients to these entities for the furnishing of these services, with limited exceptions. Designated health services under the Stark Law include durable medical equipment and supplies, home health services, outpatient prescription drugs, inpatient and outpatient hospital services and clinical laboratory services.

Dialysis services are not included within the definition of designated health services. However, clinical laboratory services, outpatient prescription drugs and inpatient hospital services sometimes are rendered in connection with dialysis. Accordingly, depending on the relationships between physicians and the providers of these designated health services associated with dialysis, the Stark Law could apply. There are several Stark Law exceptions that apply to these associated services. First, the Stark Law includes an exception for all services that are covered as part of a composite rate payment. Because reimbursement for dialysis services is primarily paid under a composite rate, all services included in those composite payments are excluded from the Stark Law prohibitions. The “bundled” Medicare rate for dialysis reimbursement, described under MIPPA, and which will be implemented in 2011, is a composite rate payment. Second, the Stark Law includes a specific exception for EPO and other dialysis-related drugs, which are identified on a list of Current Procedural Terminology, which is published by CMS and revised on an annual basis.

The Stark Law also prohibits the entity receiving a prohibited referral from filing a claim or billing for the services arising out of the prohibited referral. The prohibition applies regardless of the reasons for the financial relationship and the referral. Therefore, unlike the federal anti-kickback statute, an intention to induce referrals is not required. Sanctions for violations of the Stark Law include denial of payment for the services provided in violation of the law, refunds of amounts collected in violation of the law, a civil penalty of up to $15,000 for each service arising out of the prohibited referral, exclusion from the federal healthcare programs, including Medicare and Medicaid, and a civil penalty of up to $100,000 against parties that enter into a scheme to circumvent the Stark Law. Violations of the Stark law also can form the basis for False Claims Act liability if a person acts with the requisite intent under the False Claims Act. The types of financial arrangements between a physician and an entity that trigger the self-referral prohibitions of the Stark Law are broad and include direct and indirect ownership and investment interests and compensation arrangements.

CMS has adopted regulations under the Stark Law implementing the Stark Law’s application to all designated health services. These are commonly referred to as the Stark II regulations.

In August 2008, CMS issued final changes to its Hospital Inpatient Prospective Payment Systems and Fiscal Year 2009 Rates final rules, or IPPS Rules. The IPPS rules contained significant changes to the Stark II regulations. One of these changes prohibits compensation payable under space or equipment leases based on either:

•	a percentage of revenues attributable to services performed in connection with the lease; or

•	a per unit of services charge to the extent that charge reflects services provided to patients referred by the lessor to the lessee.

These changes became effective on October 1, 2009. While the final rule only affects equipment and space leases, CMS has indicated that they are concerned about other percentage based compensation arrangements, but at this point they have not proposed regulations to prohibit such arrangements.

In addition, the IPPS rules restrict the provision of certain services furnished “under arrangement” by a provider pursuant to an agreement with a hospital, effective October 1, 2009. Several of our JVs have agreements with acute care hospitals to provide dialysis services to the hospitals’ inpatients. As of October 1, 2009, if covered by the Stark Law, these arrangements likely would have had to be unwound pursuant to the IPPS rules. However, the IPPS rules and prior Stark II regulations contain an exception which allows the JVs to continue providing such services under the agreements with the hospitals. Specifically, dialysis services furnished by a hospital that is not certified to provide ESRD services under applicable law, are not considered designated health services for purposes of the Stark Law. Accordingly, the Stark Law prohibitions do not apply to these services. Thus, the physicians affiliated with the applicable JVs may continue to provide these services to hospital inpatients unless and until the Stark II regulations are modified to prohibit the provision of these services.

We believe that various exceptions under the Stark II regulations apply to our provision of dialysis services in our clinics. However, it is possible that CMS could interpret such exceptions not to apply to aspects of our operations. If that were the case, CMS could determine that the Stark II regulations require us to restructure existing compensation agreements with our medical directors and to repurchase or to request the sale of ownership interests in our JVs held by referring physicians or, alternatively, to refuse to accept referrals for designated health services from these physicians. If CMS were to interpret the Stark II regulations to apply to aspects of our operations and we were not able to achieve compliance with the Stark II regulations, it would have a material adverse effect on our operations.

If any of our business transactions or arrangements including those described above were found to violate the federal anti-kickback statute or the Stark Law, we could face criminal, civil and administrative sanctions, including possible exclusion from participation in Medicare, Medicaid and other state and federal healthcare programs. Any findings that we have violated these laws could have a material adverse impact on our earnings.

Fraud and Abuse Under State Law

Many states in which we operate dialysis clinics have statutes prohibiting physicians from holding financial interests in various types of medical clinics to which they refer patients. Some states also have laws similar to the federal anti-kickback statute that may affect our ability to receive referrals from physicians with whom we have financial relationships, such as our medical directors or nephrologist partners. Some of these statutes include exemptions applicable to our medical directors and other physician relationships or for financial interests in our common stock or interests in our JVs. Some, however, include no explicit exemption for medical director services or other services for which we contract with and compensate referring physicians or for joint ownership interests of the type held by some of our referring physicians or for financial interests in our common stock. If these statutes change or are interpreted to apply to referring physicians with whom we contract for medical director and similar services, to our nephrologist partners or to physicians who hold interests in our common stock, we may be required to terminate or restructure some or all of our relationships with, purchase some or all of the ownership interests of, or refuse referrals from these referring physicians and could be subject to civil and administrative sanctions, refund requirements and exclusions from government healthcare programs, including Medicare and Medicaid. Such events could have a material adverse impact on our business.

Federal Laws Related to Fraud and False Statements Relating to Healthcare

Federal laws, including HIPAA and the False Claims Act, make it unlawful to make false statements or commit fraud in connection with a health benefit program, including Medicare and Medicaid. These federal laws include a prohibition on false statements in connection with compliance with Medicare conditions for coverage, a prohibition on making false statements or submitting false documents in connection with a healthcare benefit program, and a prohibition on making or attempting to make a scheme or artifice to defraud any healthcare benefit program. Any violation of these laws may lead to significant penalties and may have a material adverse effect upon our business.

The False Claims Act

The federal False Claims Act is a means of policing false bills or false requests for payment in the healthcare delivery system. In part, the False Claims Act authorizes the imposition of civil penalties on any person who:

•	knowingly presents or causes to be presented to the federal government, a false or fraudulent claim for payment or approval;

•	knowingly makes, uses or causes to be made or used, a false record or statement material to a false or fraudulent claim;

•	conspires to commit a violation of any of the various False Claims Act prohibitions, including the two above; or

•	knowingly makes, uses or causes to be made or used, a false record or statement to conceal, avoid or decrease an obligation to pay or transmit money or property to the federal government.

Congress revised the False Claims Act in 2009 to make it unlawful knowingly to file a false claim with the federal government or with a government contractor that is spending money on the government’s behalf or to advance a government interest. In addition, Congress revised the False Claims Act to impose a duty on providers to repay to the federal government any overpayments that it receives from the federal government. A provider may incur substantial penalties for knowingly failing to repay an overpayment to the federal government. As amended, the False Claims Act requires that providers allocate resources to identify overpayments and to train employees on the potential repercussions of filing false claims to the federal government or government contractors and monitor employee actions to detect potential false claims.

The penalties for a violation of the False Claims Act range from $5,500 to $11,000 for each false claim plus three times the amount of damages caused by each false claim. The federal government has used the False Claims Act to prosecute a wide variety of alleged false claims and fraud allegedly perpetrated against Medicare and state healthcare programs, including coding errors, billing for services not rendered, the submission of false cost reports, billing for services at a higher payment rate than appropriate, billing under a comprehensive code as well as under one or more component codes included in the comprehensive code and billing for care that is not considered medically necessary. Although still subject to dispute, several courts have also determined that a violation of the federal anti-kickback statute or the Stark Law can form the basis for liability under the False Claims Act. In addition to the provisions of the False Claims Act, which provide for civil enforcement, the federal government can use several criminal statutes to prosecute persons who are alleged to have submitted false or fraudulent claims for payment to the federal government.

The Health Insurance Portability and Accountability Act of 1996

The Department of Health and Human Services, or HHS, has enacted extensive regulations under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, relating to the privacy and security of medical information. These regulations require us to maintain extensive policies and procedures and to implement administrative, physical and technical safeguards with respect to protected health information, referred to as PHI, for which we are responsible. HIPAA regulations also include provisions relating to standards for the security of the storage and transmission of electronic-PHI. The regulations were strengthened significantly under the Health Information Technology for Economic and Clinical Health Act, known as the HITECH Act, enacted as part of the American Recovery and Reinvestment Act of 2009. Included in the HITECH Act are significant new requirements for the notification of patients, and other compliance actions, in the event of a breach with respect to unsecured PHI. HHS issued a new breach notification regulation on August 24, 2009, effective on September 23, 2009, that imposes significant notification requirements on covered entity healthcare providers, such as us, that experience breaches of unsecured PHI. On April 27, 2009, HHS provided guidance that set forth elective standards that provide for a “safe harbor” for rendering PHI unusable, unreadable, or indecipherable to authorized individuals such that an inappropriate use or disclosure involving such PHI would not be subject to the breach notification requirements. We have not yet taken action to meet the safe harbor described under this recently issued guidance, thus, a breach involving unsecured PHI for which we are responsible, might be subject to the breach notification requirements, which would be expensive. Certain other requirements set forth in the HITECH Act have not yet been implemented by regulations. If additional implementing regulations under the HITECH Act are especially burdensome, they could have a materially adverse impact on our operations.

State False Claims Laws

Many states have passed their own false claims laws, which generally mirror the False Claims Act and are designed to prevent false claims from being submitted to state healthcare programs and commercial insurers. Violations of these laws may result in monetary penalties or other sanctions to the violator. We believe that we are in material compliance with these laws and regulations. However, violation of these laws and the imposition of related consequences could have a materially adverse impact on our operations.

State Privacy and Medical Record Retention Laws

State patient privacy and confidentiality laws generally require providers to keep confidential certain patient information, including information contained in medical records. Violations of these laws could lead to monetary penalties against providers and sanctions against licensed individuals.

Similarly, medical record retention laws place a duty on providers to retain medical records for certain periods of time and dispose of records in a certain manner. Violations of these duties may result in sanctions from state agencies or from the Medicare program.

We believe that we are in material compliance with these laws and regulations. However, violation of these laws and the imposition of related consequences could have a materially adverse impact on our operations.

Other Regulations

Our operations are subject to various state hazardous waste and non-hazardous medical waste disposal laws and regulations. These laws and regulations do not classify as hazardous most of the waste produced from dialysis services, although we can be subject to liability under both federal and state laws, as well as under contracts with those who haul our wastes, with respect to our waste disposal. Occupational Safety and Health Administration laws and regulations also apply to us, including, for example, those that require employers to provide workers who are occupationally subject to blood or other potentially infectious materials with prescribed protections. These requirements apply to all healthcare clinics, including dialysis clinics, and also require employers to determine which employees may be exposed to blood or other potentially infectious materials and to have in effect a written exposure control plan. In addition, employers are required to provide or employ hepatitis B vaccinations, personal protective equipment and other safety devices, infection control training, post-exposure evaluation and follow-up, waste disposal techniques and procedures and work practice controls, as well as comply with various record-keeping requirements. We are not aware of material liabilities affecting us under any of these requirements.

A few states have certificate of need programs regulating the establishment or expansion of healthcare clinics, including dialysis clinics.

As discussed below, we lease many and own several properties, all in the United States. If contamination is discovered in our buildings or in the surface or subsurface or in the groundwater beneath any of our facilities, whether leased or owned, we may be liable for the investigation or cleanup of the contamination and for damages arising out it, pursuant to applicable state and/or federal law and/or under the terms of our leases. Such liability may arise even when we do not cause or contribute to the contamination (for example, where it is caused by a prior occupant or a neighbor). We believe we take reasonable precautions to avoid contamination in or affecting our facilities, and we are not aware of any such issues that have resulted in material liability to us. We cannot assure you, though, that such conditions will not affect us in the future.

Corporate Compliance Programs

We have adopted and maintain an active corporate compliance program, including a plan document, code of conduct, corporate compliance officer, compliance hotline, policies and procedures designed to ensure compliance with applicable healthcare laws and proper billing of claims, and employee training regarding such policies and procedures.

In addition, we have adopted and maintained a HIPAA compliance plan document, privacy and security officers, policies and procedures designed to ensure compliance with HIPAA and the privacy and security rules and employee training regarding such policies and procedures.

Properties and Clinics

Our corporate headquarters are located at 66 Cherry Hill Drive, Beverly, MA 01915-1072 in a 30,649 square foot leased portion of an office building. The lease for our headquarters expires on December 31, 2012 and includes a five year renewal option.

As of December 31, 2011 we had 108 dialysis clinics located in California, Colorado, Connecticut, Florida, Georgia, Illinois, Louisiana, Maryland, Massachusetts, Michigan, Missouri, New Jersey, Ohio, Pennsylvania, Rhode Island, South Carolina, Texas, Virginia, Wisconsin and Washington, D.C. Our dialysis clinics range in average size from approximately 6,500 to 7,000 square feet. We own the land and buildings for one of our dialysis clinics, and our JVs own the land and buildings for two of our dialysis clinics. Our remaining dialysis clinics are located on premises that we lease. The majority of our dialysis clinics are leased under non-cancelable operating leases expiring in various years through 2025. Most lease agreements cover periods from five to ten years, and contain renewal options of five to ten years at the fair rental value at the time of renewal. We also own a real estate parcel in Ohio which was purchased in 2010, but is not an active clinic site. In March of 2011, we purchased a property in Spartanburg SC from one of our physicians at fair market value.

Employees

As of December 31, 2011, we had 2,110 employees, consisting of 698 nurses, 927 patient care and equipment technicians and 485 other employees. Our 136 nephrologist partners are not our employees who are paid pursuant to their contractual arrangements. None of our employees are subject to collective bargaining agreements. We consider our relationships with our employees to be good.

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

Investors should carefully consider the risks described below together with all of the other information in this Annual Report on Form 10-K. The risks and uncertainties described below are not the only ones that we face. Additional risks and uncertainties not presently known to us, or that we currently believe to be less significant than the following risk factors, may also adversely affect our business and operations. If any of the following risks actually occur, our business, financial condition, cash flows or results of operations could be materially adversely affected.

Risks Relating to Our Business

If the number of patients with commercial insurance declines, or if the average rates paid by commercial payors decline, our operating results and financial condition would be adversely affected.

Commercial payors pay us on terms and at rates that are generally significantly higher than Medicare rates. For both the three months and year ended December 31, 2011, we derived approximately 41% of our net operating revenues from commercial payors, even though these payors were the source of reimbursement for approximately 13% of the treatments performed. Medicare payment rates are may be insufficient to cover our total operating expenses allocable to providing dialysis treatments for Medicare patients, although in some circumstances they are sufficient to cover their patient care costs. The dialysis services industry is experiencing a growing number of commercial payors seeking to reduce payment rates and impose limitations on out-of-network access and rates. The downward pressure on commercial payment rates is a result of general conditions in the market, recent and future consolidations among commercial payors, increased focus on dialysis services and other factors. Decreases in the number of patients covered by commercial plans, reductions in commercial payor rates and decreases in out-of-network rates or increases in restrictions on out-of-network access could result in a significant decrease in our overall revenues derived from commercial payors.

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

During both the three months and year ended December 31, 2011, we derived approximately 59% of our revenues from reimbursement from federal programs, such as Medicare and Medicaid.

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

Dialysis providers were given the option to make a one-time election by November 1, 2010 to move fully to the bundled payment system in 2011 or to phase in the payment system over four years, in each case commencing on January 1, 2011 All of our clinics with the exception of one elected to move fully to the bundled payment system. Given the limited timeframe in which the bundled payment system has been in effect, at this time we cannot predict whether we will be able to sustain reductions in our operating costs to a level that will fully offset any reduction in overall reimbursement for services we provide to Medicare patients. In addition, we may experience increases in operating costs, such as labor and supply costs, which may not fully off-set by inflation-based increases in Medicare payments.

Further, to ensure budget neutrality during the four-year transition, Medicare reduced each facility’s payments by 3.1 % based on the assumption that more than half of the dialysis facilities nationwide would opt to participate in the transition. The actual percentage of facilities which elected to forego the transition and be paid fully under the blended rate methodology effective January 1, 2011, was about 87%. As a result, CMS announced in 76 Fed. Reg. 18930 that for services furnished April 1, 2011 through December 31, 2011, it would eliminate the 3.1% payment reduction.

On November 1, 2011, CMS released the final rule for the updates and adjustments to Medicare payments to dialysis facilities for ESRD beneficiaries for CY 2012. Under the final rule, payment rates for dialysis treatments will increase by 2.1% in CY 2012, representing a market basket increase of 3.0 % less a productivity adjustment of 0.9%, as required by statute. The final rule also modified the factors that will be used in the new ESRD Quality Incentive Program (“QIP”). Under the QIP, beginning in 2012, 2 % of a facility’s CMS payments are withheld, but can be earned back if a facility meets certain clinical benchmarks. The initial ESRD QIP was finalized earlier this year and will affect payments to individual facilities in PY 2012 based on performance standards with respect to two anemia management measures and one measure of dialysis adequacy. Of note, the final rule eliminates the anemia management measure of hemoglobin level less than 10 grams per deciliter measure from the initial measure set. CMS indicated they made this decision in order to be consistent with new medical evidence regarding the safety of administration of ESAs, and to be consistent with the recent labeling for ESAs approved by the U.S Food and Drug Administration (FDA). CMS and the FDA have been concerned that ESAs may increase the risk of a heart attack and other side effects. Under the final rule, for PY 2013, CMS will give equal weight to the two finalized measures: (1) an anemia management measure of hemoglobin levels greater than 12 grams per deciliter and (2) a hemodialysis adequacy measure as measured by a Urea Reduction Ratio (URR) of at least 65%. It is unclear what impact this modification to the QIP performance measures will have our operations or finances. On the one hand, in may reduce costs by lowering the volume of EPO used and purchased, but on the other hand it may adversely affect our facilities’ QIP scores. Further, reduced usage of EPO may reduce payments from private insurers that reimburse separately for EPO.

Beginning January 1, 2014, certain oral-only ESRD drugs (currently paid separately to pharmacies under Medicare Part D) will be included in the ESRD bundled payment to dialysis facilities. CMS delayed the inclusion of these oral only ESRD drugs until 2014 in order to assess whether the pricing mechanism used for oral drugs with injectable equivalents (included in the bundle beginning January 1, 2011) could be applied to oral only drugs. It is currently unclear how CMS will “price” the oral-only drugs for inclusion in the ESRD bundle in 2014. Inadequate pricing could have a significant negative financial impact on our dialysis facilities given the volume and value of these drugs.

We derived approximately 2.5% of our revenues for the both the three months and year ended December 31, 2011, from patients who have Medicaid as their primary coverage. As state governments face increasing budgetary pressure, they may propose reductions in payment rates, delays in the timing of payments, limitations on eligibility or other changes to Medicaid programs. Some states have already taken steps to reduce or delay payments. In addition, Medicaid eligibility requirements mandate that citizen enrollees in Medicaid programs provide documented proof of citizenship. Our revenues, earnings and cash flows could be negatively affected to the extent that we are not paid by Medicaid or other state programs for services provided to patients who are unable to satisfy the eligibility requirements, including undocumented patients living in the United States. If state governments reduce the rates paid by Medicaid programs for dialysis and related services, delay the timing of payment for services provided, or further limit eligibility for Medicaid coverage or adopt changes to the Medicaid payment structure which reduces our overall payments from Medicaid, then our revenues, earnings, and cash flows could be adversely affected.

On December 17, 2010, the Department of Veterans Affairs published a final rule, (75 Fed. Reg. 78901) effective in February 2011, which materially changed the payment methodology and ultimately the amount paid for dialysis services furnished to veterans in non-VA centers such as ours. In the final rule, the VA adopted the bundled payment system implemented by Medicare and estimated a reduction of 39% in payments for dialysis services to veterans at non-VA centers. The new VA payment methodology has had a significant negative impact on our net operating revenues and cash flows as a result of the reduction in rates or as a result of the decrease in the number of VA patients we serve. Given the limited timeframe in which the bundled payment system has been in effect, at this time we cannot predict whether we will be able to sustain reductions in our operating costs to a level that will fully offset any reduction in overall reimbursement for services we provide to VA patients.

On August 2, 2011, President Obama and the U.S. Congress enacted the Budget Control Act of 2011 to increase the federal government’s borrowing authority (the so-called “debt ceiling”) and reduce the federal government’s projected operating deficit. To implement this legislation, President Obama and members of the U.S. Congress have proposed various spending cuts and tax reform initiatives, some of which could result in changes (including substantial reductions in funding) to Medicare, Medicaid or Medicare Advantage Plans. Under the agreement reached to allow the federal government to raise the debt ceiling in August, a twelve-member, bipartisan committee was given a deadline of November 23, 2011 to develop recommendations for reducing the federal budget deficit by a total of at least $1.2 trillion over ten years. However, the committee was not able to agree on a plan and, therefore, $1.2 trillion in automatic spending cuts, including a two-percent reduction in Medicare payments to dialysis facilities are expected to be put into effect on January 1, 2013. These measures and any future federal legislation relating to the debt ceiling or deficit reduction could have a material adverse effect on us.

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

The ACA, among other things, sets out a plan for expanded health care coverage. A number of states, including California, Colorado, Connecticut, Massachusetts, New York and Pennsylvania, are also contemplating significant reform of their health insurance markets. Other states have mounted legal challenges to the implementation of certain aspects of the ACA. The ACA, along with possible changes at the state level, will affect both public programs and privately-financed health insurance arrangements. Both the new federal law and the state proposals increase the number of insured persons by expanding eligibility for public programs or assistance, and compelling individuals and employers to purchase health coverage. At the same time, these laws seek to reform the underwriting and marketing practices of health plans. These laws could further increase pricing pressure on existing commercial payors. As a result, commercial payors may likely seek to lower their rates of reimbursement for the services we provide. The state proposals are still being debated in various legislatures and legal challenges to the ACA are before the U.S. Supreme Court with oral arguments scheduled for March 26, 27 and 28, 2012 and a decision expected before the end of June 2012.

Given the recent enactment of the ACA, and taking into account proposed state reforms and pending legal challenges, we cannot predict how our business will be affected by the full implementation of these and future actions. The ACA, in connection with state initiatives, may increase our costs, decrease our revenues, expose us to expanded liability or require us to revise the ways in which we conduct our business, any of which could adversely affect our operating results and financial condition.

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

If patients no longer choose to use our dialysis clinics, our revenues would decrease.

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

We believe that our relationship with our nephrologist partners, which includes our medical directors, meet most but not all of the elements of one of the safe harbors to the federal anti-kickback statute and may not meet all of the elements of analogous state safe harbors. Arrangements that do not meet all of the elements of a safe harbor are not prohibited under the federal anti-kickback statute but are susceptible to government scrutiny. The Office of Inspector General, or OIG, of the U.S. Department of Health and Human Services, has indicated a concern about joint venture arrangements between physicians and other healthcare providers that may benefit from referrals of patients by those physicians or other business generated between the parties. Accordingly, there is some risk that the OIG or another government agency might investigate our JV arrangements and medical director contracts. In addition, if physician self-referral laws were to be interpreted differently than they currently are, we may be found to be in violation of such laws. If our arrangements with our medical directors were investigated and determined to violate the federal anti-kickback statute or analogous state laws, we could be required to restructure these relationships. We could also be subjected to severe monetary consequences that could adversely affect our operating results and financial condition, including, but not limited to, the repayment of amounts received from Medicare by the offending clinics and the payment of penalties.

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

Delays in Medicare and state Medicaid certification of our dialysis clinics could adversely affect our operating results and financial condition.

We are required to obtain federal and state certification for participation in the Medicare and Medicaid programs before we can begin billing for patients treated in our clinics who are enrolled in government-based programs. Due to budgetary pressures, significant delays in certification have occurred in some states and additional delays may occur in the future. For example, the state of Texas stopped certifying dialysis clinics during a portion of 2009, and the state of California experienced significant delays in certifying dialysis clinics during 2009. Failures or delays in obtaining certification could cause significant delays in our ability to bill for services provided to patients covered under government programs, cause us to incur write-offs of investments or accelerate the recognition of lease obligations in the event we have to close clinics or our clinics’ operating performance deteriorates. This could have an adverse effect on our operating results and financial condition.

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

Current economic conditions, including the recession in the United States and the worldwide economic slowdown, as well as further disruptions in the financial markets, could adversely impact our operating results and financial condition.

The economic recession in the United States and worldwide economic slowdown could adversely affect our operating results and financial condition. Among other things, the potential decline in federal and state revenues that may result from these conditions may create additional pressures to contain or reduce reimbursements for our services from Medicare, Medicaid and other government sponsored programs. Our business may be particularly sensitive to economic conditions in certain states in which we operate a large number of clinics, such as Florida, Rhode Island or others. The increased job losses and elevated unemployment rates in the United States resulting from the recession could result in a smaller percentage of patients being covered by commercial payors and a larger percentage being covered by lower-paying Medicare and Medicaid programs. Employers may also begin to select more restrictive commercial plans with lower reimbursement rates. To the extent that payors are adversely affected by a decline in the economy, we may experience further pressure on commercial rates, delays in fee collections and a reduction in the amounts we are able to collect. In addition, if the turmoil in the financial markets continues, interest rates may increase and it could be more difficult to obtain credit in the future. Any or all of these factors, as well as other consequences of the current economic conditions which currently cannot be anticipated, could adversely impact our operating results and financial condition.

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

We maintain a program of insurance coverage against a broad range of risks in our business. In particular, we maintain professional liability insurance, subject to deductibles. The premiums and deductibles under our insurance program have been increasing over the last several years as a result of general business rate increases. We are unable to predict further increases in premiums and deductibles, but based on recent experience, we could have further increases in this area, which could adversely impact earnings. The liability exposure of operations in the healthcare services industry has increased, resulting not only in increased premiums, but in limited liability on behalf of the insurance carriers. Our ability to obtain the necessary and sufficient insurance coverage for our operations upon expiration of our insurance policies may be limited, and sufficient insurance may not be available on favorable terms, if at all. We could be materially and adversely affected by any of the following:

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

Our nephrologist partners participate in material strategic and operating decisions we make for our clinics. For example, we generally must obtain the consent of our nephrologist partners before making any material amendments to the operating agreement for the dialysis clinic or admitting additional members. In addition, some of our JV operating agreements grant our nephrologist partners rights to require us to purchase—at fair market value or book value depending on the agreement—their ownership interests at certain set times or upon the occurrence of certain triggering events. Event-based triggers of these rights in various JV operating agreements may include sale of assets, closure of the clinic, acquisitions over a certain dollar amount, failure to make distributions and other events. The consummation of the Merger Transactions triggered some of these rights of our nephrologist partners, but such rights were waived. Time-based triggers give nephrologist partners at certain of our clinics the option to require us to purchase previously agreed upon percentages of their ownership interests at certain set dates.

The rights of our nephrologist partners to approve material decisions could limit our ability to take actions that we believe are in our best interest and the best interest of the dialysis clinic. We may not be able to resolve favorably, or at all, any dispute regarding material decisions with our nephrologist partners.

The funds required to honor our put obligations may make it difficult for us to meet our other debt obligations, including borrowings under the Revolving Credit Facility, the Senior Secured Notes and the Senior PIK Toggle Notes. As a result of the exercise of these rights by nephrologist partners, we may also lose the JV ownership structure in some of our clinics. As of December 31, 2011, we have recorded liabilities of approximately $34.7 million for all existing time-based obligations and approximately $12.8 million for all existing event-based obligations to our nephrologist partners, which amounts reflect our estimation of fair market value as of December 31, 2011.

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

We are highly dependent on our senior management. Although we have employment agreements with our Chairman, Chief Executive Officer, President Chief Operating Officer Chief Financial Officer and General Counsel, we do not maintain “key man” life insurance policies on any of our officers. Because our senior management has contributed greatly to our growth since inception, the loss of key management personnel or our inability to attract, retain and motivate sufficient members of qualified management or other personnel could have a material adverse effect on us.

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

We will, to the extent required by Section 404 of the Sarbanes-Oxley Act of 2002, be required to annually complete an evaluation of our internal controls over financial reporting beginning in our 2012 Annual Report on Form 10-K. Because we are currently in the process of evaluating our internal controls, we cannot predict the outcome of this testing and our internal controls over financial reporting may not be effective. If our internal controls are ineffective, our financial results could be adversely affected. We will incur additional expenses and commitment of management’s time in connection with these evaluations.

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

We have substantial indebtedness. As of December 31, 2011, we had total consolidated indebtedness of $405.4 million, and ARH has an additional $25.0 million available to be borrowed under the ARH Revolving Credit Facility. Our high level of indebtedness could have important consequences. For example, it could:

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

The indentures governing the Senior PIK Toggle Notes and the Senior Secured Notes impose, and ARH’s debt agreements impose, significant operating and financial restrictions on us and our subsidiaries, which may prevent us from capitalizing on business opportunities and taking some actions.

The indentures that govern the Senior PIK Toggle Notes and the Senior Secured Notes, and the ARH Revolving Credit Facility impose significant operating and financial restrictions on us. These restrictions limit our ability to, among other things:

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

We are a holding company; we have no operations of our own and we derive all of our revenues and cash flow from our subsidiaries. We depend on our subsidiaries for dividends and other payments to generate the funds necessary to meet our financial obligations, including payments of principal and interest on our indebtedness. The earnings from, or other available assets of, our subsidiaries may not be sufficient to pay dividends or make distributions or loans to enable us to make payments in respect of our indebtedness when such payments are due. Legal and contractual restrictions in agreements governing current and future indebtedness, as well as the financial condition and operating requirements of our subsidiaries, limit our ability to obtain cash from our subsidiaries. Such agreements, including the ARH Revolving Credit Facility and the indentures governing the Senior PIK Toggle Notes and the Senior Secured Notes, may restrict our subsidiaries from providing us with sufficient dividends, distributions or loans to fund interest and principal payments on our indebtedness when due. In addition, if our subsidiaries’ operating performance declines or are unable to generate sufficient cash flow or are otherwise unable to obtain funds necessary to meet required payments on indebtedness, or if our subsidiaries otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing their indebtedness, our subsidiaries could be in default under the terms of the agreements governing such indebtedness. Under such a scenario, our subsidiaries would need to seek to obtain waivers from the required lenders and note holders to avoid being in default, which they may not be able to obtain. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, could elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against our subsidiaries’ assets, and our subsidiaries could be forced into bankruptcy or liquidation.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of December 31, 2011, we owned and operated 108 dialysis clinics treating 7,374 patients in 19 states and the District of Columbia, each of which is consolidated in our financial statements. The locations of these clinics at December 31, 2011 were as follows:

State	Centers	State	Centers	State	Centers
Florida	26	Texas	5	California	1
Ohio	12	South Carolina	4	Connecticut	1
Massachusetts	10	Virginia	4	District of Columbia	1
Rhode Island	10	Maryland	3	Louisiana	1
Pennsylvania	9	Illinois	2	Michigan	1
Colorado	7	Missouri	2	New Jersey	1
Georgia	6	Wisconsin	2

				TOTAL	108

We have developed our clinics in a manner that we believe promotes high-quality patient care. Our typical clinic is approximately 6,500 to 7,000 square feet. We select clinic locations to maximize appeal and convenience based on demographic and other factors. One of the primary considerations in selecting a clinic location is finding an area with an existing patient base under the current treatment of local nephrologists interested in working with a dialysis clinic. Other considerations include:

•	the types of commercial insurance in the area and the dialysis patient census they serve;

•	the availability and cost of qualified and skilled personnel, particularly nursing and technical staff;

•	the size and condition of the proposed clinic and its equipment;

•	the atmosphere for the patients;

•	the area’s demographics and population growth estimates;

•	state regulation of dialysis and healthcare services; and

•	the existence of competitive factors such as existing outpatient dialysis clinics within reasonable proximity to the proposed clinic.

We are able to increase our capacity by extending hours at our existing centers, expanding our existing centers, relocating our centers, developing new centers and by acquiring centers. The development of a typical de novo clinic by us generally requires approximately $1.5 million for leasehold improvements, equipment and first-year working capital. Based on our experience, a de novo clinic typically opens within a year after the property lease is signed and normally achieves operating profitability in the first six months after certification. Acquiring an existing clinic or group of clinics requires a substantially greater initial investment, but profitability and cash flow are generally initially more predictable.

Some of our dialysis centers are operating at or near capacity. However, we believe that we have adequate capacity within most of our existing dialysis centers to accommodate additional patient volume through increased hours and/or days of operation, or, if additional space is available within an existing facility, by adding dialysis stations.

All of our clinics lease their space on terms that we believe are customary in the industry. We can usually relocate existing centers to larger facilities or open new centers if existing centers reach capacity. With respect to relocating centers or building new centers, we believe that we can generally lease space at economically reasonable rates in the areas planned for each of these centers, although there can be no assurances in this regard. Expansion of existing centers or relocation of our dialysis centers is subject to review for compliance with conditions relating to participation in the Medicare ESRD program. In states that require a certificate of need or center license, additional approvals would generally be necessary for expansion or relocation.

ITEM 3.	LEGAL PROCEEDINGS

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market our common stock. We had 151 record holders of common stock on February 29, 2012. Information with respect the American Renal Associates Holdings, Inc. 2010 Stock Incentive Plan is set forth at Item 12 below.

In October 2011, we commenced an offering to provide our existing physician equity partners an opportunity to invest in the Parent at fair market value. In accordance with a Confidential Private Placement Memorandum of American Renal Associates Holdings, Inc., dated October 14, 2011, cash investments could be made to acquire either 2,010 or 4,020 shares of Parent common stock at a price per share equal to the fair market value of Parent’s common stock on the date of issuance. This offering was made for a limited time period. In total, 331,650 shares at $13.06 per share of Parent common stock were issued and sold by Parent and acquired by various physician equity partners during the period October to November 2011. The shares were issued pursuant to exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data presented below has been derived from our audited consolidated financial statements. This data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the consolidated financial statements and accompanying notes.

	Predecessor Entity				Successor Entity	Successor Entity
	As of and for the Year Ended December 31,			As of May 7, 2010 and for the period from January 1, 2010 through May 7, 2010	As of December 31, 2010 and for the period from May 8, 2010 through December 31, 2010	As of and for the Year Ended December 31, 2011
(in thousands, except ratios and operating data)	2007	2008	2009
Statement of Income Data:
Net operating revenues	$178,391	$217,777	$262,989	$102,094	$202,761	$360,081
Operating expenses:
Patient care costs	115,058	141,810	170,826	66,042	130,558	217,036
General and administrative expenses	18,595	19,944	24,819	10,016	22,517	39,326
Merger and transaction-related expenses	—	—	—	7,378	15,783	604
Depreciation and amortization	7,919	9,777	12,127	4,429	10,746	17,865
Provision for doubtful accounts	3,258	4,834	3,216	(334)	1,915	4,178

Total operating expenses	144,830	176,365	210,988	87,531	181,519	279,009

Operating income	33,561	41,412	52,001	14,563	21,242	81,072
Interest expense, net	(13,695)	(13,729)	(14,948)	(5,717)	(14,821)	(36,236)

Income before income taxes	19,866	27,683	37,053	8,846	6,421	44,836
Income tax expense (benefit)	4,409	6,860	9,524	2,264	(2,260)	4,400

Net income	15,457	20,823	27,529	6,582	8,681	40,436
Less: Net income attributable to noncontrolling interests	(14,706)	(17,179)	(22,391)	(9,266)	(18,444)	(37,530)

Net income (loss) attributable to ARAH	$751	$3,644	$5,138	$(2,684)	$(9,763)	$2,906

	Predecessor Entity					Successor Entity		Successor Entity
	As of and for the Year Ended December 31,			As of May 7, 2010 and for the period from January 1, 2010 through May 7, 2010		As of December 31, 2010 and for the period from May 8, 2010 through December 31, 2010		As of and for the Year Ended December 31, 2011
(in thousands, except ratios and operating data)	2007	2008	2009
Other Financial Data:
Total assets	$128,700	$157,082	$173,722			$697,054		$727,797
Long-term debt	69,943	76,137	64,261			245,594		391,084
Redeemable preferred stock	47,461	54,730	62,799			—		—
Capital expenditures (1)	15,218	21,254	15,067					21,908
Ratio of earnings to fixed charges (2)	1.33	1.64	1.81	0.94	(3)	0.30	(4)	1.18
Operating Data:
Number of clinics (as of end of period)	64	75	83			93		108
Patients (as of end of period)	3,740	4,545	5,405			6,628		7,374
Number of treatments	503,576	604,888	745,812					1,023,444
Revenues per treatment (5)	$354	$360	$353					$352
Patient care costs per treatment (5)	$228	$234	$229					$212
General and administrative expenses per treatment (5)	$37	$33	$33					$38

(1)	Includes the following capital expenditure type:

	Year Ended December 31,
	2007	2008	2009	2010	2011
Development capital expenditures	$12,887	$18,764	$11,056	$15,438	$18,835
Maintenance capital expenditures	2,331	2,490	4,011	3,270	3,073

Total capital expenditures	$15,218	$21,254	$15,067	$18,708	$21,908

(2)	For the purposes of calculating the ratio of earnings to fixed charges, earnings consists of income from operations before income taxes plus fixed charges less amounts attributable to noncontrolling interests. Fixed charges consist of interest expense and interest portion of rent expense.
(3)	Represents a deficiency of approximately $420,000.
(4)	Represents a deficiency of approximately $12,023,000.
(5)	We calculate revenues per treatment, patient care costs per treatment and general and administrative expenses per treatment by dividing net operating revenues, patient care costs and general and administrative expenses for the applicable period by the number of treatments performed in the applicable period.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing in this document beginning on F-1. Some of the information contained in this discussion and analysis or set forth elsewhere in this document, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties.

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

On March 22, 2010, ARH entered into the Merger Agreement with the Parent, American Renal Holdings, Intermediate Company, LLC, C.P. Atlas Acquisition Corp., certain of ARH’s stockholders party thereto and the Sellers’ Representative pursuant to which ARH agreed that C.P. Atlas Acquisition Corp. merged with and into ARH (the “Merger”) and, after which, ARH became the surviving entity and a wholly owned subsidiary of American Renal Holdings Intermediate Company, LLC, which is in turn a wholly owned subsidiary of the Parent. The parties agreed to consummate the Merger, subject to the terms and conditions set forth in the Merger Agreement, for an aggregate purchase price of $415 million, subject to adjustments, including, without limitation, for working capital, indebtedness, certain specified liabilities and certain tax savings. ARH agreed that $2.5 million of the purchase price was to be placed into a third-party escrow account as security for working capital adjustments and that $27.5 million of the purchase price was to be placed into a third-party escrow account as security for indemnification claims. In July 2010, the $2.5 million was released and in 2011, $26.2 million was released with $1.3 million remaining in a third-party escrow for tax indemnification.

The aggregate purchase price of approximately $415 million for the Merger, plus related fees and expenses, was funded by the equity investment by Centerbridge Capital sponsored limited partnerships (“Centerbridge” or the “Sponsor”) as well as from certain members of management and the net proceeds from the offering of $250.0 million of Senior Secured Notes (the “Senior Secured Notes”) due 2018 which bear interest at 8.375%. The Merger and the financing transaction described above are collectively referred to herein as the “Transactions.”

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

Executive Overview

We are a national provider of kidney dialysis services for patients suffering from chronic kidney failure, also known as end stage renal disease, or ESRD. As of December 31, 2011, we owned and operated 108 dialysis clinics treating more 7,374 patients in 19 states and the District of Columbia. Our operating model is based on shared ownership of our facilities with physicians, known as nephrologists, who specialize in kidney-related diseases in the local market served by the clinic. Each clinic is maintained as a separate joint venture in which we own a controlling interest and our local nephrologist partners own noncontrolling interests, although during the development stages or under certain circumstances we may temporarily own up to 100% of the interests of a clinic. The results of operations for all of clinics are currently included in our consolidated financial statements.

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

Clinic Development

We have experienced significant growth since opening our first clinic in December 2000. Since that date, we have developed 82 new clinics, commonly referred to as de novo clinics. The following chart shows the number of de novo and acquired clinics over the three years ended December 31:

	Years Ended December 31,
	2011	2010	2009
De novo clinics (1)	12	8	7
Acquired clinics (2)	3	3	3

Total new clinics	15	11	10

(1)	Clinics formed by us which began to operate and dialyze patients in the applicable period.
(2)	Clinics acquired by us which began to operate and dialyze patients in the applicable period.

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

Effect of the Transactions and Subsequent Issuance of Senior PIK Toggle Notes

In connection with the Transactions we incurred significant additional indebtedness, including $250.0 million aggregate principal amount of the Senior Secured Notes and $25.0 million of borrowing availability under our Credit Facility (the “New Revolving Credit Facility”). In addition, in March 2011, the Parent issued $135.0 million in Senior PIK Toggle Notes. As of December 31, 2011, we had $405.4 million aggregate principal amount of indebtedness outstanding including approximately $8.4 million of third-party debt owed by our clinic subsidiaries. This additional indebtedness resulted in interest expense, including amortization of deferred financing costs and debt discounts, of $36.2 million in 2011 which is significantly higher than our annual interest expense prior to the Transactions.

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

Components of Revenues and Expenses

Net Operating Revenues

The major components of our net operating revenues include both dialysis services and the administration of pharmaceuticals as part of the dialysis treatment, such as erythropoietin (EPO). During the year ended December 31, 2011, we derived approximately 86% of our net operating revenues from outpatient hemodialysis treatments, approximately 13% from home-based hemodialysis and peritoneal dialysis and approximately 1% from hospital inpatient hemodialysis.

Operating Expenses

Patient Care Costs. Patient care costs are those costs directly associated with operating and supporting our dialysis clinics and ancillary operations. Patient care costs consist principally of labor, pharmaceuticals, medical supplies and facility costs. The principal drivers of patient care costs are clinical staff hours per treatment, labor rates, vendor pricing of pharmaceuticals and business infrastructure and compliance costs. However, other cost categories, such as employee benefit costs and insurance costs, can result in significant cost changes from period to period. Our average clinical staff hours per treatment have remained stable over the past several years primarily because of limited staff turnover. For the past several years we have been able to negotiate relatively stable pharmaceutical pricing with our vendors. In addition, our agreements with our group purchasing organization and Amgen for the purchase of EPO provide for specific rebates off list price and discounted pricing based data submission, which could negatively impact our earnings if we are unable to qualify for these rebates and discounts. Our ability to influence the pricing of our services is limited. Profitability depends on our ability to grow but also on our ability to manage labor, drug and supply costs. For mature clinics, we believe there is limited opportunity for productivity improvements beyond the levels currently achieved.

General and Administrative Costs. General and administrative costs consist of expenses for clinic and corporate administration, including accounting, billing and cash collection functions, and regulatory compliance oversight. Our general and administrative expenses, both on an absolute dollar basis and as a percentage of our net operating revenues, have increased following the issuance of the notes as a result of our agreement to register the notes with the Securities and Exchange Commission.

Operating Environment

Current regulation and proposed changes

Proposed and pending regulatory changes could significantly change the reimbursement rates we receive for our dialysis services from government-based programs and, indirectly, from commercial payors. In July 2008, the Medicare Improvements for Patients and Providers Act of 2008, or MIPPA, was passed by Congress. This legislation provides for an increase in the composite rate of 1% which went into effect on January 1, 2009 and an additional 1% increase that went into effect on January 1, 2010. In addition, MIPPA introduced a new payment system for dialysis services which went into effect on January 1, 2011 whereby ESRD payments are made under a bundled payment rate which provides for a fixed rate for all goods and services provided during the dialysis treatment, including laboratory services, the administration of pharmaceuticals and payments for pharmaceuticals such as EPO that were separately billed under the prior methodology. The initial 2011 bundled rate is based on a 2% reduction in the payment rate that providers would have received under the historical fee for service payment methodology and based on the lowest average industry pharmaceutical utilization from 2007 to 2009. Beginning in 2012, a new single bundled payment base rate will be adjusted annually for inflation based upon a market basket index, less a productivity adjustment based on a 10-year moving average of productivity as projected by the Secretary of Health and Human Services. The bundled payment rate will be determined by the Secretary of Health and Human Services, who will have discretion to determine the base payment rate based on the goods and services included in the bundled rate.

All of our clinics with the exception of one elected to move fully to the bundled payment system. Given the limited timeframe in which the bundled payment system has been in effect, at this time we cannot predict whether we will be able to sustain reductions in our operating costs to a level that will fully offset any reduction in overall reimbursement for services we provide to Medicare patients. In addition, we may experience increases in operating costs, such as labor and supply costs, which may not fully off-set by inflation-based increases in Medicare payments.

Results of Operations

The following table presents our operating results for the periods indicated, expressed both in dollars and as a percentage of net operating revenues. Successor results for the periods during the year ended December 31, 2011 are compared and discussed in relation to the predecessor periods from January 1, 2010 through May 7, 2010 and for the successor period from May 8, 2010 through December 31, 2010. Supplementarily, the historical results of the successor for the year ended December 31, 2011 are compared and discussed in relation to the pro forma results for the year ended December 31, 2010.

Year Ended December 31, 2011 as compared with the Year Ended December 31, 2010

		Historical			Year Ended December 31, 2011 vs. Historical Pro Forma Year Ended December 31, 2010
	Successor	Pro Forma	Successor	Predecessor
	Year Ended December 31, 2011	Year Ended December 31, 2010	Period from May 8 through December 31, 2010	Period from January 1 through May 7, 2010
(in thousands)					Dollar Change	Percent Change
Statement of Operations Data:
Net operating revenues	$360,081	$304,855	$202,761	$102,094	$55,226	18.1%
Operating expenses:
Patient care costs	217,036	194,960	130,558	66,042	22,076	11.3
General and administrative expenses	39,326	30,276	22,517	10,016	9,050	29.9
Merger and transaction-related expenses	604	—	15,783	7,378	604	N/A
Depreciation and amortization	17,865	16,634	10,746	4,429	1,231	7.4
Provision for (recoveries) doubtful accounts	4,178	1,581	1,915	(334)	2,597	164.3

Total operating expenses	279,009	243,451	181,519	87,531	35,558	14.6

Operating income	81,072	61,404	21,242	14,563	19,668	32.0
Interest expense, net	(36,236)	(38,418)	(14,821)	(5,717)	2,182	(5.7)

Income before income taxes	44,836	22,986	6,421	8,846	21,850	95.1
Income tax expense (benefit)	4,400	(1,850)	(2,260)	2,264	6,250	(337.8)

Net income	40,436	24,836	8,681	6,582	15,600	62.8
Less: Net income attributable to noncontrolling interests	(37,530)	(27,078)	(18,444)	(9,266)	(10,452)	38.6

Net income (loss) attributable to ARAH	$2,906	$(2,242)	$(9,763)	$(2,684)	$5,148	(229.6)%

Net Operating Revenues

Net operating revenues for the year ended December 31, 2011 were $360.1 million, an increase of 18.1% from $304.9 million for the pro forma year ended December 31, 2010. The increase in net operating revenues was primarily due to an increase of approximately 17.5% in the number of dialysis treatments and a 0.6% increase in the average revenue per treatment. The increase in treatments resulted principally from non-acquired treatment growth from existing clinics and 12 de novo clinics opened in 2011. Net operating revenues per treatment for the year ended December 31, 2011 were $352 which was consistent with $350 for the year ended December 31, 2010. Our net operating revenues are driven by the number of treatments performed and our average revenues per treatment. The following table summarizes our net operating revenues per treatment for each of the periods indicated:

	Years Ended December 31,
	2011	2010
Net operating revenues per treatment	$352	$350

The number of treatments that we performed during the year ended December 31, 2011 increased by approximately 17.5% over the number of treatments that we performed during the pro forma year ended December 31, 2010. This treatment growth has been driven by increasing the patient base at our existing clinics, adding new patients through the opening of de novo clinics and the acquisition of existing dialysis clinics in which we acquired a controlling interest. The following table summarizes the sources of our treatment growth for the period indicated.

	Years Ended December 31,
	2011	2010
Source of Treatment Growth:
Existing clinics (1)	14.8%	14.0%
De novo clinics opened (2)	2.6%	1.6%

Non-acquired treatment growth	17.4%	15.6%
Clinics acquired (3)	0.1%	1.2%

Total treatment growth	17.5%	16.8%

(1)	Represents net growth in treatments at clinics operating at end of the period that were also open at the end of the prior period.
(2)	Represents treatments provided at clinics opened since the end of the prior period, compared to the total number.
(3)	Represents treatments performed at clinics acquired since the end of the prior period.

Our net operating revenues per treatment are principally driven by our mix of commercial and government (principally Medicare and Medicaid) payor patients, the mix and amount of physician-prescribed pharmaceuticals, and commercial and government payment rates. We are generally paid more for services provided to patients covered by commercial healthcare plans than we are for patients covered by Medicare or Medicaid. Patients covered by employer group health plans transition to Medicare coverage after a maximum of 33 months. During the year ended December 31, 2011, the Medicare ESRD dialysis reimbursement rates for patients at our clinics were between $238 and $246 per treatment. Medicare payment rates are generally insufficient to cover our total operating expenses allocable to providing dialysis treatments for Medicare patients, although in some circumstances they are sufficient to cover their patient care costs. As a result, our ability to generate operating earnings is substantially dependent on revenues derived from commercial payors, some of which pay negotiated payment rates and others of which pay based on our usual and customary fee schedule. Additionally, as a patient transitions from commercial coverage to Medicare coverage, the payment rates typically decline substantially.

The following table summarizes our net operating revenues and treatments by source for each of the periods indicated. These numbers are largely driven by the nephrologist partners we choose to partner with and the overall economic environment, particularly unemployment.

	Years Ended December 31,
	2011	2010
Source of revenues:
Government-based programs and other	59.3%	57.9%
Commercial payors	40.7%	42.1%

	100.0%	100.0%
Source of treatments:
Government-based programs and other	86.9%	86.7%
Commercial payors	13.1%	13.3%

	100.0%	100.0%

Operating Expenses

Patient care costs. Patient care costs for the year ended December 31, 2011 were $217.0 million, an increase of 11.3% from $195.0 million for the pro forma year ended December 31, 2010. This increase was primarily due to an increase in the number of treatments. As a percentage of net operating revenues, patient care costs were approximately 60.3% for the year ended December 31, 2011 compared to 64.0% for the pro forma year ended December 31, 2010. Patient care costs per treatment for the year ended December 31, 2011 were $212, compared to $224 for the pro forma year ended December 31, 2010. The decrease in patient care costs per treatment is primarily due to a decline in prescribed pharmaceuticals.

Patient care costs were $217.0 million for the year ended December 31, 2011, an increase of $20.4 million or 10.4% as compared to $130.6 million in the Successor period and $66.0 million in the Predecessor period or $196.6 for the year ended December 31, 2010. This increase was primarily due to the number of treatments offset by $1.6 million of stock-based compensation related to the Merger in the 2010 period.

General and administrative expenses. General and administrative expenses for the year ended December 31, 2011 were $39.3 million, an increase of 29.9% from $30.3 million in the pro forma year ended December 31, 2010. The increase is primarily attributable to $2.4 million in increased stock-based compensation, $1.4 million in increased charitable contributions and $3.4 million in increased personnel expense caused by the growth in the Company’s operations. As a percentage of net operating revenues, general and administrative costs were approximately 10.9% for the year ended December 31, 2011 compared to 9.9% for the pro forma year ended December 31, 2010. General and administrative costs per treatment for the year ended December 31, 2011 were $38, compared to $35 for the pro forma year ended December 31, 2010, reflecting an increase of $3 per treatment.

General and administrative expenses for the year ended December 31, 2011 were $39.3 million, an increase of 20.9% from $22.5 million in the Successor period and $10.0 million in the Predecessor period or $32.5 million for the year ended December 31, 2010. This increase was primarily due to the increases discussed previously partially offset by a decrease of $2.4 million in stock-based compensation

Depreciation and amortization. Depreciation and amortization expense represent expense attributable to our clinics’ equipment and leasehold improvements and amortization of intangible assets. We calculate depreciation and amortization expense using a straight-line method over the assets’ useful lives. Depreciation and amortization expense for the year ended December 31, 2011 were $17.9 million, an increase of 7.4% from $16.6 million in the pro forma year ended December 31, 2010 primarily related to new clinics. As a percentage of operating revenues, depreciation and amortization expense were approximately 5.0% for the year ended December 31, 2011 compared to 5.5% for the pro forma year ended December 31, 2010.

Depreciation and amortization expenses for the year ended December 31, 2011 were $17.9 million, an increase of 17.7% from $10.7 million in the Successor period and $4.4 million in the Predecessor period or $15.1 million for the year ended December 31, 2010. This increase is primarily related to intangible assets acquired as part of the Merger and the increase discussed previously.

Provision for uncollectible accounts. Provision for uncollectible accounts represents reserves established for amounts for which patients are primarily responsible which we believe will not be collectible. Provision for uncollectible accounts for the year ended December 31, 2011 was $4.2 million, an increase of 164.3% from $1.6 million during the pro forma year ended December 31, 2010. In the period from January 1, 2010 to May 7, 2010, we determined that we had developed sufficient and relevant historical experience with Medicare bad debt cost reporting to use as a basis for reliably estimating successful Medicare bad debt cost recoveries. As such, we revised our estimate on the collectability of Medicare bad debt claims related to 2008 and 2009 which resulted in a favorable adjustment of $1.8 million to our provision for doubtful accounts. Excluding this adjustment, our provision for uncollectible accounts in 2010 would have been approximately

$3.4 million or 1.1% of net operating revenues for the year ended December 31, 2010. Our accounts receivable, net of the bad debt allowance, represented approximately 54 days of revenues as of December 31, 2011 and approximately 56 days of revenues as of December 31, 2010.

Interest Expense, net. Interest expense represents charges for interest associated with our Senior Secured Notes , Senior PIK Toggle Notes, corporate level debt and credit facilities entered into by our dialysis clinics. Interest expense, net for the year ended December 31, 2011 was $36.2 million, a decrease of 5.4% from $38.4 million in the pro forma year ended December 31, 2010. The decrease is primarily due to the pro forma year ended December 31, 2010 including 12 months of interest related to the Senior PIK Toggle Notes as compared with approximately 10 months of actual interest included in the year ended December 31, 2011.

Interest expense for the year ended December 31, 2011 was $36.2 million, an increase of 76.4% from $14.8 million in the Successor period and $5.7 million in the Predecessor period or $20.5 million for the year ended December 31, 2010. This increase is primarily related to interest on the Senior Secured Notes and Senior PIK Toggle Notes.

Tax Expense The provision for income taxes for the year ended December 31, 2011 represented an effective tax rate of 9.8% compared with a pro forma (8.0)% in 2010. The variation from the statutory federal rate of 35% on our share of pre-tax income during 2011 and 2010 is primarily due to the tax impact of the noncontrolling interest.

The provision for income taxes in the Successor period from May 8, 2010 through December 31, 2010 was 35.2% and during the Predecessor period January 1, 2010 through May 7, 2010 was 25.6%. In addition to noncontrolling interest, the variation from the statutory federal rate of 35% during the Predecessor period was primarily due to nondeductible Series X dividends and discount amortization. The variation from the statutory rate in the Successor period was primarily due to the nondeductible transaction expenses related to the Merger.

Net income attributable to noncontrolling interests. Noncontrolling interests represent the equity interests in our consolidated entities that we do not own, which is primarily the equity interests of our nephrologist partners in our JV clinics. Net income attributable to noncontrolling interests for the year ended December 31, 2011 was $37.5 million, an increase of 38.6% from $27.1 million in the pro forma year ended December 31, 2010. The increase was primarily due to the addition of de novo clinics and growth in the earnings of our existing JVs.

Net income attributable to noncontrolling interests for the year ended December 31, 2011 was $37.5 million, an increase of 35.4% from $ 18.4 million in the Successor period and $9.3 million in the Predecessor period or $27.7 million for the year ended December 31, 2010. This increase is primarily due to the addition of de novo clinics and growth in earnings of our existing JVs.

Pro Forma Financial Information

Year Ended December 31, 2010 as compared with the Year Ended December 31, 2009

		Historical
	Pro Forma	Successor	Predecessor		Pro Forma Year Ended December 31, 2010 vs. Historical Year Ended December 31, 2009
(in thousands, except ratios and operating data)	Year Ended December 31, 2010	Period from May 8 through December 31, 2010	Period from January 1 through May 7, 2010	Year Ended December 31, 2009
					Dollar Change	Percent Change
Statement of Operations Data:
Net operating revenues	$304,855	$202,761	$102,094	$262,989	$41,866	15.9%
Operating expenses:
Patient care costs	194,960	130,558	66,042	170,826	24,134	14.1
General and administrative expenses	30,276	22,517	10,016	24,819	5,457	22.0
Merger and transaction-related expenses	—	15,783	7,378	—	—	N/A
Depreciation and amortization	16,634	10,746	4,429	12,127	4,507	37.2
Provision for (recoveries) doubtful accounts	1,581	1,915	(334)	3,216	(1,635)	(50.8)

Total operating expenses	243,451	181,519	87,531	210,988	32,463	15.4

Operating income (loss)	61,404	21,242	14,563	52,001	9,403	18.1
Interest expense, net	(38,418)	(14,821)	(5,717)	(14,948)	(23,470)	157.0

Income (loss) before income taxes	22,986	6,421	8,846	37,053	(14,067)	(38.0)
Income tax expense (benefit)	(1,850)	(2,260)	2,264	9,524	(11,074)	(119.4)

Net income (loss)	24,836	8,681	6,582	27,529	(2,693)	(9.8)
Less: Net income attributable to noncontrolling interests	(27,078)	(18,444)	(9,266)	(22,391)	(4,687)	20.9

Net income (loss) attributable to ARAH	$(2,242)	$(9,763)	$(2,684)	$5,138	$(7,380)	(143.5)%

Net Operating Revenues

Net operating revenues for the year ended December 31, 2010 were $304.9 million, an increase of 15.9% from $263.0 million for the year ended December 31, 2009. The increase in net operating revenues was primarily due to an increase of approximately 16.8% in the number of dialysis treatments, but was partially offset by a 1.0% decrease in the average revenue per treatment. The increase in treatments resulted principally from non-acquired treatment growth from existing clinics and de novo clinics. Net operating revenues per treatment for the year ended December 31, 2010 was $350, compared with $353 for the year ended December 31, 2009. The decrease in revenues per treatment was primarily due to a decrease in the administration of EPO, which represented approximately 21% of net operating revenues for the year ended December 31, 2010, compared to 23% for the year ended December 31, 2009, and a change in our commercial payor mix resulting from the relatively high rates of unemployment in the current economic climate. The decrease in the administration of EPO was due to a change in our goal in hemoglobin levels as a result of new target hemoglobin levels in patients set by the Centers for Medicare and Medicaid Services. Our net operating revenues are driven by the number of treatments performed and our average revenues per treatment. The following table summarizes our net operating revenues and net operating revenues per treatment for each of the periods indicated.

	Years Ended December 31,
	2010	2009
Net operating revenues (in thousands)	$304,855	$262,989
Net operating revenues per treatment	$350	$353

The number of treatments that we performed during the year ended December 31, 2010 increased by approximately 16.8% over the number of treatments that we performed during the year ended December 31, 2009. This treatment growth has been driven by increasing the patient base at our existing clinics, adding new patients through the opening of de novo clinics and the acquisition of existing dialysis clinics in which we acquired a controlling interest. The following table summarizes the sources of our treatment growth for the period indicated.

	Years Ended December 31,
	2010	2009
Source of Treatment Growth:
Existing clinics (1)	14.0%	18.9%
De novo clinics opened (2)	1.6%	1.7%

Non-acquired treatment growth	15.6%	20.6%
Clinics acquired (3)	1.2%	2.7%

Total treatment growth	16.8%	23.3%

(1)	Represents net growth in treatments at clinics operating at end of the period that were also open at the end of the prior period.
(2)	Represents additional treatments provided at clinics opened since the end of the prior period, compared to the total number.
(3)	Represents treatments performed at clinics acquired since the end of the prior period.

Our net operating revenues per treatment is principally driven by our mix of commercial and government (principally Medicare and Medicaid) payor patients, the mix and amount of physician-prescribed pharmaceuticals, and commercial and government payment rates. We are generally paid more for services provided to patients covered by commercial healthcare plans than we are for patients covered by Medicare or Medicaid. Patients covered by employer group health plans transition to Medicare coverage after a maximum of 33 months. During the year ended December 31, 2010, the Medicare ESRD dialysis reimbursement rates for patients at our clinics were between $126 and $154 per treatment. Medicare payment rates are generally insufficient to cover our total operating expenses allocable to providing dialysis treatments for Medicare patients, although in some circumstances they are sufficient to cover their patient care costs. As a result, our ability to generate operating earnings is substantially dependent on revenues derived from commercial payors, some of which pay negotiated payment rates and others of which pay based on our usual and customary fee schedule. Additionally, as a patient transitions from commercial coverage to Medicare coverage, the payment rates typically decline substantially.

The following table summarizes our net operating revenues and treatments by source for each of the periods indicated. These numbers are largely driven by the nephrologist partners we choose to partner with and the overall economic environment, particularly unemployment.

	Years Ended December 31,
	2010	2009
Source of revenues:
Government-based programs and other	57.9%	57.0%
Commercial payors	42.1%	43.0%

	100.0%	100.0%
Source of treatments:
Government-based programs and other	86.7%	85.9%
Commercial payors	13.3%	14.1%

	100.0%	100.0%

Operating Expenses

Patient care costs. Pro forma patient care costs for the year ended December 31, 2010 were $195.0 million, an increase of 14.1% from $170.8 million in the year ended December 31, 2009. This increase was primarily due to an increase in the number of treatments. As a percentage of net operating revenues, pro forma patient care costs were approximately 64.0% for the year ended December 31, 2010 compared to 65.0% for the year ended December 31, 2009. Pro forma patient care costs per treatment for the year ended December 31, 2010 were $224, compared to $229 for the year ended December 31, 2009.

Patient care costs were $66.0 million in the Predecessor period and $130.6 million in the Successor period or $196.6 for the year ended December 31, 2010, an increase of $25.8 million or 15.1% as compared to $170.8 million during the year ended December 31, 2009. This increase was primarily due to the number of treatments as well as $1.6 million of stock-based compensation related to the Merger.

General and administrative expenses. Pro forma general and administrative expenses for the year ended December 31, 2010 were $30.3 million, an increase of 22.0% from $24.8 million in the year ended December 31, 2009. The increase is primarily attributable to approximately $3.9 million of increased charitable contributions and approximately $2.5 million attributable to an increase in additional personnel expense. As a percentage of net operating revenues, pro forma general and administrative costs were approximately 9.9% for the year ended December 31, 2010 compared to 9.4% for the year ended December 31, 2009. Pro forma general and administrative costs per treatment for the year ended December31, 2010 were $35, compared to $33 for the year ended December 31, 2009, reflecting an increase of $2 per treatment.

General and administrative expenses were $10.0 million in the Predecessor period and $22.5 million in the Successor period or $32.5 for the year ended December 31, 2010, an increase of $7.7 million or 31.0% as compared to $24.8 million during the year ended December 31, 2009. This increase was primarily due the increases discussed previously as well as $2.5 million of stock-based compensation related to the Merger.

Depreciation and amortization. Depreciation and amortization expense represents expense attributable to our clinics’ equipment and leasehold improvements and amortization of intangible assets. We calculate depreciation and amortization expense using a straight-line method over the assets’ useful lives. Pro forma depreciation and amortization expense for the year ended December 31, 2010 was $16.6 million, an increase of 37.2% from $12.1 million in the year ended December 31, 2009 primarily related to intangible assets acquired as part of the Merger. As a percentage of operating revenues, pro forma depreciation and amortization expense was approximately 5.5% for the year ended December 31, 2010 compared to 4.6% for the year ended December 31, 2009.

Depreciation and amortization was $4.4 million in the Predecessor period and $10.7 million in the Successor period or $15.1 million for the year ended December 31, 2010, an increase of $3.0 million or 24.8% as compared to $12.1 million during the year ended December 31, 2009. This increase is primarily related to intangible assets acquired as part of the Merger.

Provision for uncollectible accounts. Provision for uncollectible accounts represents reserves established for amounts for which patients are primarily responsible which we believe will not be collectible. Provision for uncollectible accounts for the year ended December 31, 2010 was $1.6 million, a decrease of 50.8% from $3.2 million during the year ended December 31, 2009. In the period from April 1, 2010 to May 7, 2010, we determined that we had developed sufficient and relevant historical experience with Medicare bad debt cost reporting to use as a basis for reliably estimating successful Medicare bad debt cost recoveries. As such, we revised our estimate on the collectability of Medicare bad debt claims related to 2008 and 2009 which resulted in a favorable adjustment of $1.8 million to our provision for doubtful accounts. Our accounts receivable, net of the bad debt allowance, represented approximately 56 days of revenues as of December 31, 2010 and approximately 59 days of revenues as of December 31, 2009.

Interest Expense, net. Interest expense represents charges for interest associated with our Senior Secured Notes , Senior PIK Toggle Notes, corporate level debt and credit facilities entered into by our dialysis clinics, as well as accumulated dividends and amortization of discount attributable to our Series X preferred stock during the predecessor period. Pro forma interest expense, net for the year ended December 31, 2010 was $38.4 million, an increase of 157% from $14.9 million in the year ended December 31, 2009 primarily related to interest related to the Senior Secured Notes.

Interest expense was $5.7 million in the Predecessor period and $14.8 million in the Successor period or $20.5 million for the year ended December 31, 2010, an increase of $5.6 million or 37.5% as compared to $14.9 million during the year ended December 31, 2009. This increase is primarily related to interest related to the Senior Notes.

Income Tax Expense. The pro forma provision for income taxes for the year ended December 31, 2010 represented an effective annualized tax rate of (7.45)% compared with 25.7% in 2009. The variation from the statutory federal rate of 35% on our share of pre-tax income during the year ended December 31, 2009 is primarily due to nondeductible Series X dividends and discount amortization accumulated during the predecessor period, state taxes and the tax impact of the noncontrolling interest.

The provision for income taxes in Predecessor period was 25.6% and during the Successor period was 35.2%. The variation from the statutory federal rate during the Predecessor period was primarily due to nondeductible Series X dividends and discount amortization accumulated during the Predecessor period. The variation from the statutory rate in the Successor period was primarily due to the nondeductible transaction expenses related to the Merger.

Net income attributable to noncontrolling interests. Noncontrolling interests represent the equity interests in our consolidated entities that we do not own, which is primarily the equity interests of our nephrologist partners in our JV clinics. Pro forma net income attributable to noncontrolling interests for the year ended December 31, 2010 was $27.1 million, an increase of 20.9% from $22.4 million in the year ended December 31, 2009. The increase was primarily due to the addition of de novo clinics and growth in the earnings of our existing JVs.

Net income attributable to noncontrolling interests was $9.3 million in the Predecessor period and $18.4 million in the Successor period for $27.7 million for the year ended December 31, 2010, an increase of $5.3 million or 23.8%, as compared to $22.4 million during the year ended December 31, 2009. This increase is primarily due to the addition of de novo clinics and growth in earnings of our existing JVs.

Pro Forma Financial Information

Set forth below is our summary historical and pro forma consolidated financial data at the dates and for the periods indicated. The unaudited interim summary historical and pro forma consolidated financial data for the period from January 1, 2010 through May 7, 2010, and the period from May 8, 2010 through December 31, 2010 were derived from our historical consolidated financial statements included elsewhere in this annual report.

The unaudited consolidated statement of operations gives effect to the Pro Forma Adjustments as if they had occurred on January 1, 2010. The Pro Forma Adjustments are described below and in the accompanying notes, which should be read in conjunction with these unaudited consolidated financial statements.

The unaudited pro forma consolidated statement of operations gives effect to the Transactions and the following transactions (together, the “Pro Forma Adjustments”):

(i)	the Merger, including the cash equity investment by our Sponsor as well as related transaction expenses,

(ii)	the issuance of the Senior Secured Notes with related interest expense and amortization of deferred financing costs and fees capitalized,

(iii)	the issuance of the Senior PIK Toggle Notes with related interest expense and amortization of deferred financing costs and fees capitalized,

(iv)	the effect on noncontrolling interests resulting from the purchase and sale of such noncontrolling interests in various clinics,

(v)	the annual fee paid to Centerbridge Advisors, L.L.C. in accordance with the new management agreement entered into in connection with the Merger Transactions, and

(vi)	the asset, liability and non-controlling interest valuations and the related purchase price allocations.

The unaudited pro forma adjustments are based upon available information and certain assumptions that we believe are reasonable under the circumstances. The unaudited pro forma consolidated financial information is presented for informational purposes only. The unaudited pro forma consolidated financial information does not purport to represent what our results of operations would have been had the pro forma adjustments actually occurred on the dates indicated, and they do not purport to project our results of operations for any future period or as of any future date. Further, the unaudited pro forma consolidated financial statements do not reflect the impact of restructuring activities, cost savings, employee termination costs and other exit costs that may result from or in connection with the Transactions. The unaudited pro forma consolidated financial information should be read in conjunction with the information contained in other sections of this annual report, particularly the section titled “Selected Consolidated Financial Data” and our consolidated financial statements and related notes thereto included elsewhere in this report. All pro forma adjustments and their underlying assumptions are described more fully in the notes to our unaudited pro forma consolidated financial statements.

The Merger was accounted for as a business combination using the acquisition method of accounting. The pro forma information presented includes all adjustments required to reflect the fair value of assets, both tangible and intangible, acquired, liabilities assumed and noncontrolling interests based upon valuations of assets acquired, liabilities assumed and noncontrolling interests.

Unaudited Pro Forma Consolidated Statement of Operations

Year Ended December 31, 2010

	Historical (a)
	Successor	Predecessor
(in thousands)	Period from May 8 through December 31, 2010	Period from January 1 through May 7, 2010	Pro Forma Adjustments		Pro Forma Results
Net operating revenues	$202,761	$102,094	$—		$304,855
Operating expenses:
Patient care costs	130,558	66,042	(1,640	)(b)	194,960
General and administrative expenses	22,517	10,016	(2,257	)(c)	30,276
Merger and transaction-related expenses	15,783	7,378	(23,161	)(h)	—
Depreciation and amortization	10,746	4,429	1,459	(d)	16,634
Provision for doubtful accounts	1,915	(334)	—		1,581

Total operating expenses	181,519	87,531	(25,599)		243,451

Operating income	21,242	14,563	25,599		61,404
Interest expense, net	(14,821)	(5,717)	(17,880	)(e)	(38,418)

Income before income taxes	6,421	8,846	7,719		22,986
Income tax expense (benefit)	(2,260)	2,264	(1,854	)(f)	(1,850)

Net income	8,681	6,582	9,573		24,836
Less: Net income attributable to noncontrolling interests	(18,444)	(9,266)	632	(g)	(27,078)

Net (loss) income attributable to ARAH	$(9,763)	$(2,684)	$10,205		$(2,242)

(a)	The amounts in these columns represent our historical balances and results for the periods reflected.

(b)	Reflects the following adjustments to patient care costs:

Decreased rent expense from the valuation of leases	$(54)
Exclude costs associated with the accelerated vesting of equity awards	(1,586)

Total Patient care cost adjustments	$(1,640)

(c)	Reflects the following adjustments to general and administrative expenses:

Sponsor management fee	$193
Exclude costs associated with the accelerated vesting of equity awards	(2,450)

Total General and administrative expense adjustments	$(2,257)

(d)	Reflects the following adjustments to depreciation and amortization:

Allocation of purchase price to tangible and intangible assets	$1,459

Total Depreciation and amortization expense adjustments	$1,459

(e)	Reflects the following adjustments to interest expense, net:

Senior Secured Notes (1)	$20,938
Senior PIK Toggle Notes (2)	14,547
Revolving Credit Facility (3)	188
Rollover clinic debt (4)	636
Amortization of capitalized debt issuance costs and discount (5)	789
Amortization of capitalized debt issuance costs and discount (6)	1,320

Total pro forma interest expense	38,418
Less: actual interest expense for the period	20,538

Net adjustment to interest expense	$17,880

(1)	Reflects pro forma interest expense on the Senior Secured Notes.
(2)	Reflects pro forma interest expense on the Senior PIK Toggle Notes.
(3)	Reflects no outstanding balance on the $25,000 New Revolving Credit Facility and includes annual commitment fee of 75 basis points on undrawn commitments under the Revolving Credit Facility.
(4)	Reflects actual interest expense on third-party clinic debt that was not refinanced as part of the Merger Transactions, including the amortization of debt issuance costs.
(5)	Represents amortization of debt issuance costs of $5,085 and discount of $1,800 associated with the Senior Secured Notes amortized over eight years.
(6)	Represents amortization of debt issuance costs of $4,108 and discount of $2,700 associated with the Senior PIK Toggle Notes amortized over five years.
(f)	Reflects the effects on our income tax provision of the pro forma adjustments.
(g)	Reflects the following adjustments to net income attributable to noncontrolling interests:

Changes in ownership since January 1, 2009	$—
Allocation of purchase price to tangible and intangible assets	632

Total Net income attributable to noncontrolling interest adjustments	$632

(h)	Reflects a pro forma adjustment to exclude costs incurred and expensed by us resulting from the Transactions.

Liquidity and Capital Resources

We own controlling interests in our JV clinics and our nephrologist partners own noncontrolling interests, typically between 20% and 49%. Except as otherwise indicated, the following discussion of our liquidity and capital resources presents information on a consolidated basis, without giving effect to any noncontrolling interests in our JV clinics.

Cash Flows

Cash Flows from Operations:

	Successor	Successor	Predecessor
(in thousands)	Year Ended December 31, 2011	May 8 through December 31, 2010	January 1 through May 7, 2010
Source / (Use)
Net income	$40,436	$8,681	$6,582
Depreciation and amortization	17,865	10,746	4,429
Accrued interest Senior PIK Toggle Notes	11,943
Other non-cash and non-operating items	9,958	3,131	4,763
Increase (decrease) in cash resulting in changes from:
Accounts receivable	(4,596)	(3,311)	(2,465)
Inventories	264	285	(6)
Other assets	(446)	3,099	(1,506)
Accounts payable and accrued expenses	4,228	1,699	(6,432)
Other liabilities	(10)	1,613	(70)

Net cash provided by operating activities	$79,642	$25,943	$5,295

The increase in our net cash provided by operating activities is primarily attributable to an increase in net income, accounts payable and accrued expenses, accrued interest and depreciation and amortization.

Cash Flows from Investing Activities:

	Successor	Successor	Predecessor
(in thousands)	Year Ended December 31, 2011	May 8 through December 31, 2010	January 1 through May 7, 2010
Source / (Use)
Purchases of property and equipment	$(21,908)	$(13,804)	$(4,904)
Cash paid for acquisitions	(5,857)	(1,332)	(102)
Cash paid for predecessor entity, net of cash acquired	(2,891)	(249,716)	56

Net cash used in investing activities	$(30,656)	$(264,852)	$(4,950)

The decrease in our cash used in investing activities is due to the 2010 Merger transaction.

Cash Flows from Financing Activities:

	Successor	Successor	Predecessor
(in thousands)	Year Ended December 31, 2011	May 8 through December 31, 2010	January 1 through May 7, 2010
Source / (Use)
Payments on long-term debt	$(2,874)	$(65,896)	$(5,391)
Issuance of common stock	4,142	164,672	8
Return of capital dividend	(130,720)	—	—
Issuance of debt, net of issuance cost	132,221	236,909	—
	—	—	—
Payoff of Series X Preferred Stock	—	(68,088)	—
Distributions to noncontrolling interests	(37,023)	(19,303)	(11,394)
Contributions from noncontrolling interests	1,364	—	—
Purchases of noncontrolling interests	(2,304)	—	—
Other	1,803	(447)	(506)

Net cash provided by (used in) financing activities	$(33,391)	$247,847	$(17,283)

The decrease in our cash provided by financing activities is primarily due to the 2010 Merger transaction. In connection with the Merger:

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

•	ARH entered into the New Revolving Credit Facility;

•	ARH offered the Senior Secured Notes;

•	ARH repaid approximately $63.0 million of debt related to the Predecessor; and

•	ARH paid off all of the outstanding shares as of May 7, 2010 of the Series X Preferred Stock for $68.1 million.

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

We believe our cash flows from operations, combined with availability under our New Revolving Credit Facility, provides sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending for a period that includes the next 12 months. If existing cash and cash generated from operations and borrowings under the New Revolving Credit Facility are insufficient to satisfy our liquidity requirements, we may seek to obtain additional debt or equity financing. If additional funds are raised through the issuance of debt securities, these securities could contain covenants that would restrict our operations. Any financing may not be available in amounts or on terms acceptable to us. If we are unable to obtain required financing, we may be required to reduce the scope of our planned growth efforts, which could harm our financial condition and operating results.

As of December 31, 2011, we had total consolidated indebtedness of $405.4 million with an additional $25.0 million of borrowing capacity available under our New Revolving Credit Facility (not giving effect to any outstanding letters of credit, which would reduce the amount available under our New Revolving Credit Facility).

Our liquidity requirements will be significant, primarily due to debt service requirements in connection with the Transactions. In addition, we pay Centerbridge a yearly advisory services fee of the greater of (i) an amount equal to the greater of (x) $550,000 and (y) the amount of the previous fiscal year’s advisory fee and (ii) an amount equal to 1.25% of our EBITDA for that fiscal year.

Historically, our principal needs for liquidity have been to fund the development and acquisition of new clinics, to pay our operating expenses, to fund capital expenditures and to service our debt. Our primary sources of liquidity are funds generated from our operations and from borrowings of long-term debt. Our cash and cash equivalent balances were the following for each period:

	December 31,
	2011	2010
	(in thousands)
Cash and cash equivalents at ARH and guarantor subsidiaries	$12,293	$(1,781)
Cash and cash equivalents at non-guarantor subsidiaries	19,843	20,020

Consolidated cash and cash equivalents	$32,136	$18,239

At December 31, 2011, our subsidiary level long-term debt, on an aggregated basis, consisted of term loans, lines of credit and mortgages totaling $8.4 million with maturities ranging from February 2012 to February 2016 and interest rates ranging from 3.5% to 8.7%.

Senior Secured Notes

In connection with the Transactions, ARH issued $250.0 million of Senior Secured Notes at an offering price of 99.28%. The Senior Secured Notes are secured, subject to certain exceptions, by (i) all of our capital stock and (ii) substantially all of our assets of our wholly owned subsidiary guarantors. The Senior Secured Notes are guaranteed by ARH’s direct parent, American Renal Holdings Intermediate Company, LLC and all of ARH’s existing and future wholly owned domestic subsidiaries. The notes mature on May 15, 2018. Interest is payable semi-annually at 8.375% per annum, commencing November 15, 2010.

On or after May 15, 2015, the Company may redeem the Notes at its option, subject to certain notice periods, at a price equal to 100% of the aggregate principal amount of the Notes plus accrued and unpaid interest. From May 15, 2013 to May 14, 2015, the Company may redeem the Notes at prices ranging from 102.094% to 104.188% of the aggregate principal balance of the Notes plus accrued and unpaid interest. Prior to May 15, 2013, the Company has the option to redeem during each 12-month period up to 10% of the aggregate principal amount of the Notes at 103% of the aggregate principal amount of the Notes redeemed plus accrued and unpaid interest to the date of redemption. In addition, the Company may redeem up to 35% of the Notes before May 15, 2013, with the net cash proceeds from certain equity offerings at 108.375% of the aggregate principal amount of the Notes redeemed plus accrued and unpaid interest. The Company may also redeem some or all of the Notes before May 15, 2013 at a redemption price of 100% of the principal amount thereof plus accrued and unpaid interest, if any, to the redemption date, plus a “make-whole” premium. Upon a change in control, the Company must offer to purchase the Notes at 101% of the principal amount, plus accrued interest to the purchase date.

New Revolving Credit Facility

In connection with the Transactions, ARH entered into a $25.0 million senior secured revolving credit facility (the “New Revolving Credit Facility”). As of December 31, 2011 and 2010, there were no borrowings outstanding under the New Revolving Credit Facility. The New Revolving Credit Facility expires on May 7,

2015. Borrowings under the New Revolving Credit Facility bear interest at a rate equal to, at ARH’s option, either (a) an alternate base rate determined by reference to the higher of (1) the prime rate in effect on such day, (2) the federal funds effective rate plus 0.50% and (3) the Eurodollar rate applicable for an interest period of one month plus 1.00% or (b) the LIBOR rate, plus an applicable margin. The initial applicable margin for borrowings under the New Revolving Credit Facility is 3.50% with respect to alternate base rate borrowings and 4.50% with respect to LIBOR borrowings. In addition to paying interest on outstanding principal under the New Revolving Credit Facility, ARH is required to pay a commitment fee, initially 0.75% per annum, in respect of the unutilized revolving credit commitments thereunder.

Senior PIK Toggle Notes

In March 2011, the Parent issued $135.0 million of aggregate Senior PIK Toggle Notes (the “PIK Notes”). The PIK Notes are due in March 2016 and bear interest at a rate of 9.75% if paid in cash or 10.50% if paid-in-kind. The net proceeds of the PIK Notes were used to pay a dividend to the equity holders of the Parent. The Parent may elect to pay interest on the notes (1) entirely in cash (“Cash Interest”), (2) entirely as PIK Interest (“PIK Interest”) or (3) 50% as Cash Interest and 50% as PIK Interest. Cash Interest on the notes will accrue at the rate of 9.75% per annum and PIK Interest on the notes will accrue at the rate of 10.50% per annum. Following an increase in the principal amount of the outstanding notes as a result of a payment of PIK Interest, the notes will accrue interest on such increased principal amount from the date of such payment. The first semi-annual interest payment of $7.0 million was in the form of PIK Interest and the Parent intends to pay-in-kind the semi-annual interest due in March 2012. The notes are not guaranteed by any of the Parent’s subsidiaries.

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

The following table presents the reconciliation from net income to Adjusted EBITDA for the periods indicated:

	Year Ended December 31,
(in thousands)	2011	2010
	Historical	Pro Forma
Net income	$40,436	$24,836
Interest expense	36,236	38,418
Income tax expense	4,400	(1,850)
Depreciation and amortization	17,865	16,634
Stock-based compensation	3,649	587
Merger and transaction-related expenses	604	—
Management fee	689	648
Specified legal costs	—	48

Adjusted EBITDA (including noncontrolling interests)	$103,879	$79,321
Less: Net income attributable to noncontrolling interests	(37,530)	(27,078)

Adjusted EBITDA	$66,349	$52,243

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

Period	Ratio
September 30, 2011 through September 30, 2012	5.75:1.00
December 31, 2012 through September 30, 2013	5.50:1.00
December 31, 2013 through September 30, 2014	5.00:1.00
December 31, 2014 through September 30, 2015	4.75:1.00
December 31, 2015 and thereafter	4.25:1.00

We have also agreed that we will not permit the Consolidated EBITDA to Fixed Charges (both as defined in the agreement) Ratio for any 12 month period (last four fiscal quarters) ending during a period set forth below to be lower than the ratio set forth below opposite such period:

Period	Ratio
September 30, 2011 through September 30, 2012	1.80:1.00
December 31, 2012 through September 30, 2013	1.80:1.00
December 31, 2013 through September 30, 2014	2.00:1.00
December 31, 2014 through September 30, 2015	2.25:1.00
December 31, 2015 and thereafter	2.50:1.00

The breach of these covenants could result in a default under the New Revolving Credit Facility and the lenders could elect to declare all amounts borrowed due and payable. As of December 31, 2011, we are in compliance with our covenants.

In determining Consolidated EBITDA, EBITDA is calculated by reference to net income plus interest and other financing costs, net, provision for income taxes, depreciation and amortization and stock-based compensation. Consolidated EBITDA as defined in the agreement is calculated by adjusting EBITDA to exclude unusual items and other adjustments permitted in calculating covenant compliance under the indentures and the credit facilities. The adjustments made in determining Consolidated EBITDA include those used in determining Adjusted EBITDA, and further include adjustments for net income attributable to noncontrolling interests with clinic-level debt and other adjustments. We believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Consolidated EBITDA are appropriate to provide additional information to investors to demonstrate our ability to comply with the financial covenants of the credit facility. The calculation of Consolidated EBITDA under the New Revolving Credit Facility is as follows (in thousands):

(in thousands)	Last Twelve months ended December 31, 2011
Net income attributable to American Renal Holdings Inc.	11,115
Interest expense, net (1)	23,196
Income tax expense	9,580
Depreciation and amortization	17,865
Stock-based compensation	3,649
Transaction expenses (2)	272
Management fee (3)	689

Adjusted EBITDA (5)	$66,366
Net income attributable to noncontrolling interests with clinic-level debt (4)	5,064

Consolidated EBITDA (5)	$71,430

(1)	Includes interest expense and interest income.
(2)	Reflects expenses related to the Transactions.
(3)	Represents management fees payable to Centerbridge.
(4)	Reflects net income attributable to noncontrolling interests at those clinics with $8.4 million of third-party debt as of December 31, 2011. The agreement permits this adjustment up to the amount of third-party debt that is included in certain coverage and leverage ratios.
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

Off Balance Sheet Arrangements, Contractual Obligations and Commitments

The following is a summary of historical contractual obligations and commitments as of December 31, 2011

Scheduled payments under contractual obligations (in thousands)	Total	2012 & 2013	2014 & 2015	2016	After 2016
Clinic level third-party long-term debt and capital lease obligations (including current portion)	$8,434	$4,712	$3,037	$685	$—
Senior Secured Notes (1)	250,000	—	—	—	250,000
Senior PIK Toggle Notes (2)	135,000	—	—	135,000	—
Accrued interest on the Senior PIK Toggle Notes converted into the principal amount	6,970	—	—	6,970	—
Operating leases (3)	72,458	20,864	17,346	7,786	26,462
Interest payments (4)	212,383	75,845	83,052	24,697	28,789
Management fees (5)	5,770	1,382	1,382	691	2,315

Total	$691,015	$102,803	$104,817	$175,829	$307,565

(1)	Bear interest at 8.375% with interest payment dates of May 15 and November 15. As of December 31, 2011, accrued interest totals approximately $2.7 million.
(2)	The company may elect to pay interest on the notes (1) entirely in cash (“Cash Interest”), (2) entirely as PIK Interest (“PIK Interest”) or (3) 50% as Cash Interest and 50% as PIK Interest. Cash Interest on the notes will accrue at the rate of 9.75% per annum and PIK Interest on the notes will accrue at the rate of 10.50% per annum. Following an increase in the principal amount of the outstanding notes as a result of a payment of PIK Interest, the notes will accrue interest on such increased principal amount from the date of such payment. As of December 31, 2011, accrued interest totals approximately $5.0 million.
(3)	Net of estimated sublease proceeds of $1.0 million per year from 2012 to 2016 and $6.3 million thereafter.
(4)	Represents interest payments on debt obligations with fixed interest rates, including the Senior Secured Notes and PIK Toggle Notes.
(5)	Represents management fees payable to Centerbridge.

We also have potential acquisition obligations for some of our non-wholly-owned subsidiaries in the form of put provisions, which are exercisable at our nephrologist partners’ future discretion within specified periods

(“time-based puts”) or upon the occurrence of certain events (“event-based puts”) as set forth in each specific put provision. See “Note H—Noncontrolling Interests Subject to Put Provisions” in the Notes to our Consolidated Financial Statements, included elsewhere in this annual report, for discussion of these put provisions. These put obligations are not customary in the operating agreements with our JV partners. Although no assurance can be given, we do not expect a significant increase in the number of future JV arrangements to contain put provisions.

Since our inception, $24.8 million of time-based obligations have become exercisable by our nephrologist partners, but only $2.7 million of these puts have been exercised. The following is a summary of the estimated cash obligations in each of the specified years under all time-based puts existing as of December 31, 2011 (in thousands) and reflects the payments that would be made, assuming (a) all vested puts as of December 31, 2011 are exercised on January 1, 2012 and paid accordingly and (b) all puts exercisable thereafter are exercised as soon as they vest and are paid accordingly.

Year	Amount Exercisable
2012	$17,201
2013	9,588
2014	4,354
2015	769
2016	1,693
Thereafter	1,102

We do not have any off balance sheet arrangements.

Critical Accounting Policies and Estimates

We believe that the accounting policies described below are critical to understanding our business, results of operations and financial condition because they involve significant judgments and estimates used in the preparation of our consolidated financial statements. An accounting policy is deemed to be critical if it requires a judgment or accounting estimate to be made based on assumptions about matters that are highly uncertain, and if different estimates that could have been used, or if changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our consolidated financial statements. Other significant accounting policies, primarily those with lower levels of uncertainty than those discussed below, are also critical to understanding our consolidated financial statements. The notes to our consolidated financial statements contain additional information related to our accounting policies and should be read in conjunction with this discussion.

Net Operating Revenues and Allowance for Doubtful Accounts

We recognize net operating revenues as services are provided to patients. Net operating revenues consist primarily of reimbursement for dialysis and ancillary services provided to patients. We maintain a usual and customary fee schedule for dialysis treatment and other patient services; however, actual collectible revenues are normally at a discount to the fee schedule. We bill Medicare and Medicaid programs at predetermined net realizable rates per treatment that are established by statute or regulation. We record contracted payors at contracted rates and bill other payors at usual and customary rates, and record a contractual allowance to reflect the expected net realizable revenues for services provided. We estimate contractual allowances, along with provisions for uncollectible amounts, based upon contractual terms, regulatory compliance, and historical collection experience. Recognition of net revenues and allowances for uncollectible billings require the use of estimates of the amounts that will actually be realized considering among other items, retroactive adjustments that may be associated with regulatory reviews, audits, billing reviews, and other matters. As a result, there is at least a reasonable possibility that our recorded estimates will change by a material amount in the near term. We separately disclose changes in estimates of our revenues for prior periods if these changes are material.

Approximately 59% of our total net operating revenues for the year ended December 31, 2011 were accounted for by net operating revenues associated with patients whose primary coverage is under governmental programs, including Medicare and Medicaid and Medicare or Medicaid Managed Care programs. Laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation. As a result, there is at least a reasonable possibility that our recorded estimates will change by a material amount in the near term. Patient accounts receivable from these programs was $52.5 million at December 31, 2011. No other single payor accounted for more than 5% of total patient accounts receivable.

Noncontrolling Interests

We own a controlling interest in each of our 108 clinics, and our local nephrologist partners own the remaining noncontrolling interests. Effective January 1, 2009, we were required to treat noncontrolling interests as a separate component of equity, but apart from our equity, and not as a liability or other item outside of equity. We were also required to identify and retrospectively present consolidated net income attributable to us and to noncontrolling interests on the face of the consolidated statement of income. In addition beginning on January 1, 2009, changes in our ownership interest while we retain a controlling financial interest are prospectively accounted for as equity transactions. We were also required to expand disclosures in the financial statements to include a reconciliation of the beginning and ending balances of the equity attributable to us and the noncontrolling owners and a schedule showing the effects of changes in our ownership interest in a subsidiary on the equity attributable to us. This change did not have a material impact on our consolidated financial statements; however, it did change the presentation of noncontrolling interests in our consolidated financial statements.

In conjunction with adopting these requirements, we were required to classify securities with redemption features that are not solely within our control, such as the noncontrolling interests subject to put provisions, outside of permanent equity and to measure these noncontrolling interests at fair value. See “Note E—Noncontrolling Interests Subject to Put Provisions” in the Notes to our Consolidated Financial Statements for further details. These put provisions, if exercised, would require us to purchase our nephrologist partners’ interests at the appraised fair value. We estimate the fair value of the noncontrolling interests subject to these put provisions using an average multiple of earnings, based on historical earnings, development stage of the underlying business and other factors. The estimate of the fair values of the interests subject to these put provisions is a critical accounting estimate that involves significant judgments and assumptions and may not be indicative of the actual values at which these obligations may ultimately be settled in the future. The estimated fair values of the interests subject to these put provisions can also fluctuate and the implicit multiple of earnings at which these obligations may be settled will vary depending upon market conditions access to the credit and capital markets, which can impact the level of competition for dialysis and non-dialysis related businesses, the economic performance of these businesses and the restricted marketability of the nephrologist partners’ interests.

Stock-based Compensation

We estimate the fair value of stock options by using a lattice-based option valuation model for the portion of the option that contain both a market and performance condition and a Black-Scholes valuation model for the portion of the option that contains a service-based condition. Key inputs used to estimate the fair value of stock options include the exercise price of the award, the expected term of the option, the expected volatility of the Company’s common stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. For the service-based portion, compensation expense is recognized on the straight-line method over their requisite service periods. For market and performance portion, the Company defers all stock-based compensation until the consummation of the event. The amount of compensation cost recognized in the consolidated statements of operations for service based options is based on the awards that will ultimately expected to vest, and therefore, is reduced for forfeitures.

Fair Value of Common Stock Determination by Predecessor

The fair value of the common stock underlying stock options granted during this predecessor period was estimated by our board of directors, which intended all options granted to be exercisable at a price per share not less than the per share fair value of our common stock underlying those options on the date of grant. In the absence of a public trading market, our board of directors considered numerous objective and subjective factors to determine its best estimate of the fair market value of our common stock as of the date of each option grant, including but not limited to, the following factors: (i) the rights, preferences and privileges of our preferred stock relative to the common stock; (ii) our performance and stage of development; (iii) valuations of our common stock; and (iv) the likelihood of achieving a liquidity event for the shares of common stock underlying these stock options, such as an initial public offering or sale of our company, given prevailing market conditions. The assumptions we use in the valuation model are based on subjective future expectations combined with management judgment. If any of the assumptions used in the lattice-based valuation model or Black-Scholes model changes significantly, stock-based compensation for future awards may differ materially compared with the awards granted previously.

Significant Factors, Assumptions and Methodologies Used in Determining Fair Value

In determining the fair value of our BEV and common stock, we used a combination of the income approach and the market approach to estimate our aggregate BEV at each valuation date.

The income approach is an estimate of the present value of the future monetary benefits expected to flow to the owners of a business. It requires a projection of the cash flows that the business is expected to generate over a forecast period and an estimate of the present value of cash flows beyond that period, which is referred to as residual value. These cash flows are converted to present value by means of discounting, using a rate of return that accounts for the time value of money and the appropriate degree of risks inherent in the business. The market approach considers multiples of financial metrics based on both acquisitions and trading multiples of a peer group of companies. These multiples are then applied to our financial metrics to derive an indication of value.

Our indicated BEV at each valuation date was first reduced by the amount of long-term debt outstanding and then, the residual value was allocated to the preferred stock and common stock, using a contingent claim methodology. This methodology treats the various components of our capital structure as a series of call options on the proceeds expected from the sale of the company or the liquidation of our assets at some future date. These call options are then valued using the Black-Scholes option pricing model. This model defines the securities’ fair values as functions of the current fair value of the company and assumptions based on the securities’ rights and preferences. As a result, the option-pricing method requires assumptions regarding the anticipated timing of a potential liquidity event, such as an initial public offering, and the estimated volatility of our equity securities. The anticipated timing of a liquidity event utilized in these valuations was based on then current plans and estimates of our board of directors and management regarding an initial public offering. Estimates of the volatility of our stock were based on available information on the volatility of capital stock of comparable publicly traded companies.

Fair Value of Common Stock Determination by Successor

The fair value of the common stock underlying stock options granted during the successor period was estimated by our board of directors, which intended all options granted to be exercisable at a price per share not less than the per share fair value of our common stock underlying those options on the date of grant. In the absence of a public trading market, our board of directors considered numerous objective and subjective factors to determine its best estimate of the fair market value of our common stock as of the date of each option grant, including but not limited to, the following factors: (i) the rights, preferences and privileges of our preferred stock relative to the common stock; (ii) our performance and stage of development; (iii) valuations of our common stock; and (iv) the likelihood of achieving a liquidity event for the shares of common stock underlying these stock options, such as an initial public offering or sale of our company, given prevailing market conditions. The assumptions we use in the valuation model are based on subjective future expectations combined with management judgment. If any of the assumptions used in the lattice-based valuation model or Black-Scholes model changes significantly, stock-based compensation for future awards may differ materially compared with the awards granted previously.

Accounting for income taxes

We estimate our income tax provision to recognize our tax expense for the current year, and our deferred tax liabilities and assets for future tax consequences of events that have been recognized in our financial statements, measured using enacted tax rates and laws expected to apply in the periods when the deferred tax liabilities or assets are expected to be realized. Deferred tax assets are assessed based upon the likelihood of recoverability from future taxable income and, to the extent that recovery is not likely, a valuation allowance is established. We regularly review and update the allowance for changes in circumstances that would cause a change in judgment about the realizability of the related deferred tax assets. These calculations and assessments involve complex estimates and judgments because the ultimate tax outcome can be uncertain and future events unpredictable.

Acquisition accounting valuation estimates

We make various assumptions and estimates regarding the valuation of tangible and intangible assets, liabilities and contractual as well as non-contractual contingencies associated with our acquisitions. These assumptions can have a material effect on our balance sheet valuations and the related amount of depreciation and amortization expense that will be recognized in the future. Long-lived tangible and intangible assets are subject to our regular ongoing impairment assessments.

Goodwill impairment

The excess of aggregate purchase price over the fair value of the net tangible and specifically identifiable intangible assets of businesses acquired in purchase transactions is recorded as goodwill. We evaluate goodwill and indefinite-lived intangible assets for impairment at least on an annual basis and more frequently if certain indicators are encountered. We assess goodwill for impairment as of October 1. Starting in 2011, the Company first qualitatively assess whether it is more likely than not (a likelihood of more than 50 percent) that the fair value of its reporting unit is less than its carrying amount. The Company concluded that it is more likely that the carrying amount of its reporting unit is less than its fair value and no further testing is required. No impairment of goodwill or indefinite lived intangible assets was identified during the years ended December 31, 2011 and 2010.

Recent Accounting Pronouncements

Effective January 1, 2011, we adopted Accounting Standard Updates (“ASU”) 2010-24, “Health Care Entities (Topic 954): Presentation of Insurance Claims and Related Insurance Recoveries,” which clarifies that a health care entity should not net insurance recoveries against a related claim liability. The adoption had no impact on our financial position, results of operations or cash flows.

Effective January 1, 2011, we adopted ASU 2010-23, “Health Care Entities (Topic 954): Measuring Charity Care for Disclosure,” which prescribes a specific measurement basis of charity care for disclosure. The adoption had no impact on our financial condition, results of operations or cash flows.

In July 2011, the Financial Accounting Standard Board (“FASB”) issued ASU 2011-07 “Health Care Entities: Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for certain Health Care Entities” (“EITF 09-H”). ASU 2011-07 states healthcare entities should present the provision for bad debts as a component of net revenues within the revenue section of their statement of operations. ASU 2011-07 is effective for us beginning on January 1, 2012. When adopted in 2012, ASU 2011-07 will result in a reduction of the Companies net operating revenue and total operating expenses but will not have an impact on our financial position, results of operations and cash flows.

In September 2011, the FASB issued Accounting Standards Update 2011-08, “Intangibles-Goodwill and Other: Testing Goodwill for Impairment” (ASU 2011-08). ASU 2011-08 amends Topic 350 on testing for goodwill impairment. Specifically, ASU 2011-08 permits an entity the option to first qualitatively assess whether it is more likely than not (a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If an entity concludes that this is the case, it would be required to calculate the fair value of the reporting unit under step one of the goodwill impairment test; otherwise, no further testing is required. An entity may bypass the qualitative assessment in any period and proceed directly to step one of the goodwill impairment test, and may resume performing the qualitative assessment in any subsequent period. ASU 2011-08 provides examples of events and circumstances that may be considered in the qualitative assessment. Events and circumstances that most affect a reporting unit’s fair value or the carrying amount should bear more weight in an entity’s determination of whether or not it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendments made by ASU 2011-08 are effective for interim and annual periods beginning on or after December 15, 2011, however early adoption is allowed. The parent elected to adopt ASU 2011-08 early and have applied its provisions to the 2011 annual impairment analysis of Goodwill.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income—Presentation of Comprehensive Income”. This standard amends the current presentation requirements for comprehensive income by eliminating the presentation of the components of other comprehensive income within the statement of equity. This standard allows two options on how to present the various components of comprehensive income. These options are either to report the components of comprehensive income separately on the income statement or to present total other comprehensive income and the components of other comprehensive income in a separate statement. This standard does not change the items that must be reported in other comprehensive income or when an item must be reclassified into net income. This standard is applied retrospectively and is effective for fiscal years and interim periods within those years beginning after December 15, 2011. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement. This standard amends the current fair value measurement and disclosure requirements to improve comparability between U.S. GAAP and International Financial Reporting Standards (IFRS). The intent of this standard is to update the disclosures that describe several of the requirements in U.S. GAAP for measuring fair value and to enhance disclosures about fair value measurements which will improve consistency between U.S. GAAP and IFRS. This standard does not change the application of the requirements on fair value measurements and disclosures. This standard is applied prospectively and is effective during interim and annual periods beginning after December 15, 2011. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may affect us due to adverse changes in financial market prices and rates. Our market risk exposure is primarily related to fluctuations in interest rates. To date we have not entered into derivative or hedging transactions to manage risk in connection with such fluctuation.

Interest Rate Risk

Our New Revolving Credit Facility contains multiple interest rate options which allow us to choose between a U.S. prime rate based interest rate or a London Interbank Offered Rate based interest rate. As of December 31, 2011, there were no borrowings under our New Revolving Credit Facility. If we were to draw on it, then we would be subject to changes in interest rates.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2011 and 2010	F-3

Consolidated Statements of Operations for the successor periods for the year ended December  31, 2011 and from May 8, 2010 through December 31, 2010 and for the predecessor periods from January 1, 2010 through May 7, 2010 and the year ended December 31, 2009

F-4

Consolidated Statements of Changes in Deficit for the successor periods for the year ended December  31, 2011 and from May 8, 2010 through December 31, 2010 and for the predecessor periods from January 1, 2010 through May 7, 2010 and the year ended December 31, 2009

F-5

Consolidated Statements of Cash Flows for the successor periods for the year ended December  31, 2011 and from May 8, 2010 through December 31, 2010 and for the predecessor periods from January 1, 2010 through May 7, 2010 and the year ended December 31, 2009

F-9
Notes to Consolidated Financial Statements	F-11
Schedule II—Valuation and Qualifying Accounts	F-36

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of December 31, 2011. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2011.

Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting.

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following sets forth the name, age and position of each of our executive officers and directors as of March 25, 2012.

Joseph A. Carlucci, 58, Chief Executive Officer and Director. Mr. Carlucci is a founder, served as our Chief Operating Officer and Treasurer from our inception in 1999 to 2005 and our Chief Executive Officer since 2006. Mr. Carlucci has more than 31 years of experience in the dialysis services industry. Prior to founding our company, Mr. Carlucci served as President and CEO of Optimal Renal Care, a JV in disease management between Fresenius Medical Care North America (FMCNA) and Kaiser Permanente of Southern California. Prior to that, Mr. Carlucci served as Vice President of Administration at Fresenius and was responsible nationally for managed care, medical director relations and facility development. He has operations experience from Facility Administrator to assumption of U.S. Operations at Fresenius. Mr. Carlucci holds a B.S. degree in Accounting from Bentley College.

Christopher T. Ford, 61, Chairman of the Board of Directors. Mr. Ford is a founder, served as our Chief Executive Officer from our inception in 1999 to 2005 and has also served as Chairman of our Board of Directors since our inception. Mr. Ford has more than 38 years of experience in the dialysis services industry. Prior to founding our company, from 1989 to 1997, Mr. Ford served as President of Fresenius Medical Care’s International Services Division. From 1986 to 1989, Mr. Ford served as Senior Vice President of Operations for the Dialysis Services Division of Fresenius Medical Care. Mr. Ford holds a B.S. degree in Business Administration from Northeastern University.

Syed T. Kamal, 59, President and Director. Mr. Kamal is a founder, served as our Executive Vice President from our inception in 1999 to 2005 and has also served as our President and as a Director since our inception. Mr. Kamal has more than 32 years of experience in the dialysis services industry. Prior to founding our company, from 1997 to 1999, Mr. Kamal served as President of Fresenius Medical Care North America’s southern business unit. From 1995 to 1997, Mr. Kamal served as Vice President of Fresenius’ Operations, North America. From 1993 to 1995, Mr. Kamal served as Director and Vice President of Operations for Fresenius’ International division. From 1985 to 1993, Mr. Kamal served as Regional Manager of Fresenius’ Mid-Atlantic and Southeast regions (U.S.). From 1980 to 1985, Mr. Kamal served as Facility Administrator in Louisiana with Fresenius. Mr. Kamal holds B.A. and M.B.A. degrees from the University of Punjab in Pakistan.

John J. McDonough, 48, Chief Operating Officer. Prior to being appointed our Chief Operating Officer in 2011, Mr. McDonough served as our Executive Vice President and Chief Financial Officer since 2003. Mr. McDonough has more than 21 years of experience in accounting and finance. From 1998 to 2001, Mr. McDonough served as Vice President and Chief Accounting Officer at DaVita Inc. Prior to joining our company, from 1995 to 1997, Mr. McDonough served as Chief Financial Officer at Palatin Technologies, Inc. From 1990 to 1995, Mr. McDonough served as Chief Financial Officer at MedChem Products Inc. From 1986 to 1990, Mr. McDonough served as Audit Manager and held other positions at KPMG Peat Marwick. Mr. McDonough holds a B.S. degree in Accounting from Bentley College and a M.B.A. from the Harvard University Graduate School of Business Administration.

Jon Wilcox, 38, Chief Financial Officer. Prior to being appointed our Chief Financial Officer in 2011, Mr. Wilcox served as the Vice President of Finance of our wholly-owned subsidiary, American Renal Associates since July 2009. Mr. Wilcox is a CPA with more than 15 years of experience in accounting and finance. From July 2008 until July 2009, Mr. Wilcox was Vice President of Finance at Vlingo, a speech recognition software company, where he was responsible for all aspects of finance and administration, and, from July 2005 until July 2008, Mr. Wilcox was Executive Director of Finance at Cynosure, a medical device manufacturer, where he was primarily responsible for all worldwide financial activities. Mr. Wilcox has additionally served as Director of Finance at Forrester Research, a public research company, and as an audit manager at Arthur Andersen in its Boston office. Mr. Wilcox received his B.S. degree in Government and History from Centre College in 1995 and his Master of Public Accountancy and M.B.A from Northeastern University in 1996.

Michael R. Costa, Esq., M.P.H., 41, Vice President, General Counsel and Secretary. Mr. Costa has served as our Vice President and General Counsel since 2007. Mr. Costa has more than 13 years’ experience as a corporate healthcare attorney. Prior to joining our company, from 2001 to 2005, Mr. Costa served as an Associate and, from 2006 to 2007, as Senior Counsel in the Health Business Group of Greenberg Traurig LLP. From 1999 to 2001, Mr. Costa served as an Associate Healthcare Attorney at Behar &Kalman in Boston, Massachusetts. Mr. Costa holds a B.S. degree in Legal Studies and Business Management from Roger Williams University, an M.P.H. from Boston University School of Public Health and a J.D. from Suffolk University Law School.

Steven M. Silver, 43, Director. Mr. Silver has been a Senior Managing Director at Centerbridge Partners, L.P. since 2006 where he focuses on originating and managing private equity and credit investments in the healthcare and industrial sectors. Prior to joining Centerbridge Partners L.P., Mr. Silver was a Managing Director and Partner of Vestar Capital Partners, a private equity investment firm. At Vestar, Mr. Silver was responsible for originating, negotiating and financing private equity investments in multiple industries including healthcare services and industrial and manufacturing as well as providing ongoing strategic direction to various portfolio companies. Mr. Silver began his career as a member of the Mergers and Acquisitions department of Wasserstein Perella & Co. in New York and London. While at Wasserstein Perella, Mr. Silver focused on managing the firm’s merchant banking portfolio as well as advising corporate clients on all aspects of mergers and acquisitions and corporate finance. Mr. Silver received a B.A. from Yale College and an M.B.A. with high distinction from Harvard Business School in 1995, where he was a George F. Baker Scholar. He currently serves on the Board of Directors of Remedi SeniorCare Holding Corporation.

Jared S. Hendricks, 31, Director. Mr. Hendricks joined Centerbridge Partners, L.P. in 2006 and is a Managing Director responsible for originating, negotiating and financing private equity and credit investments across multiple industries. Prior to joining Centerbridge Partners L.P., Mr. Hendricks was an Associate at Silver Lake Partners, a private equity firm focused on investments in technology and related growth companies. Prior to Silver Lake, he was an investment banking analyst within the Global Industrial and Services group at Credit Suisse First Boston. Mr. Hendricks graduated summa cum laude from The Wharton School of the University of Pennsylvania, where he received a B.S. in Economics. He currently serves on the Board of Directors of Remedi SeniorCare Holding Corporation.

Michael E. Boxer, 50, Director. Mr. Boxer has been a Senior Advisor to Centerbridge Partners L.P. since 2009. Mr. Boxer has served as President of The Enterprise Group, Ltd., a health care financial advisory firm, since 2008. Previously, Mr. Boxer served as the Chief Financial Officer of HealthMarkets, Inc., a provider of health and life insurance products to individuals and small groups. Mr. Boxer served as Executive Vice President and Chief Financial Officer of Mariner Health Care, Inc., a provider of skilled nursing and long-term health care services. Prior to Mariner, Mr. Boxer served as Senior Vice President and Chief Financial Officer of Watson Pharmaceuticals, Inc., a NYSE-listed specialty pharmaceuticals company. Mr. Boxer was an investment banker at Furman Selz, LLC, a New York-based investment bank. Mr. Boxer holds an M.B.A. from the University of Chicago Booth School of Business and a B.S. in Business Administration from Colorado State University. He currently serves on the Board of Directors of Skilled Healthcare Group Inc. and Remedi SeniorCare Holding Corporation.

Thomas W. Erickson, 61, Director. Mr. Erickson has served as a member of the Board of Directors since February 14, 2011. He also serves on the board of directors of Luminex Corporation, a developer of biological testing technologies. Mr. Erickson is also currently chairman of the board of Inmar, Inc., a reverse logistics and revenue recovery company. Previously, he served as a Senior Advisor to New Mountain Capital, LLC, a private equity firm, chairman and interim president of National Medical Health Card Systems, Inc., a pharmacy benefits manager, chairman of the board of PATHCare, Inc., chairman of the board of TransHealthcare, Inc., a health care services company, chairman and interim president and chief executive officer of LifeCare Holdings, Inc., an operator of long-term acute care hospitals, interim president and chief executive officer of Luminex Corporation, and interim president and chief executive officer and director of Omega Healthcare Investors, Inc., a healthcare focused real estate investment trust. Mr. Erickson was also co-founder, president and chief executive officer of CareSelect Group, Inc., a physician practice management company. Earlier in his career, he held several management positions at American Hospital Supply Corporation. Mr. Erickson holds a Bachelors degree from the University of Iowa and an M.B.A. from Southern Methodist University.

Except as indicated above, none of the directors holds any other directorship.

Pursuant to our bylaws, our directors are elected by ballot at the annual meeting of the stockholders, which election may take place by written consent. Our sole stockholder is American Renal Holdings Intermediate Company, LLC, the sole member of which is Parent. Each member of our current Board of Directors also serves as a director of Parent, although there is no requirement that persons who serve as directors of Parent also serve on our Board of Directors. Parent entered into an amended and restated stockholders agreement (the “New Stockholders Agreement of Parent”) on June 28, 2010 with Centerbridge, certain affiliates of Centerbridge, and certain other stockholders. The New Stockholders Agreement of Parent provides that Centerbridge has the right to designate five directors of Parent and that each of Messrs. Carlucci, Ford and Kamal (collectively, the “Founder Directors”) would also serve as directors of Parent. Each of Messrs. Silver, Hendricks and Boxer (collectively, the “Sponsor Directors”) was designated as a director of Parent by Centerbridge pursuant to the New Stockholders Agreement of Parent. The remaining director positions were filled by the appointment of Messrs. Carlucci, Ford and Kamal on May 7, 2010. Additionally, on February 14, 2011, the size of the Board of Directors was expanded to seven members and Thomas Erickson was appointed to the Board.

As a group, the Centerbridge Directors possess experience in owning and managing enterprises like the Company and are familiar with corporate finance, strategic business planning activities and issues involving stakeholders more generally.

The Founder Directors bring leadership, extensive business, operating, legal and policy experience, and tremendous knowledge of our Company and the Company’s industry, to the Board. In addition, the Founder Directors bring their broad strategic vision for our Company to the Board. Mr. Ford’s service as the Chairman and as previous Chief Executive Officer of the Company, Mr. Carlucci’s service as previous Chief Operating Officer, Treasurer, and current Chief Executive Officer and Mr. Kamal’s service as previous Executive Vice President and current President and Director creates a critical link between management and the Board, enabling the Board to perform its oversight function with the benefits of management’s perspectives on the business.

Corporate Governance

Board Committees

Our Board of Directors has established an Audit and Compliance Committee and a compensation committee. Each committee operates under a charter that has been approved by our Board of Directors.

Audit and Compliance Committee

The members of our Audit and Compliance Committee are Messrs. Boxer and Hendricks. Mr. Boxer chairs the audit and compliance committee. Our Board of Directors has determined that each audit and compliance committee member satisfies the requirements for financial literacy under the current requirements of the Nasdaq Marketplace Rules. Mr. Boxer is an “audit committee financial expert,” as defined by SEC rules and satisfies the financial sophistication requirements of The NASDAQ Global Market. Our Audit and Compliance Committee assists our Board of Directors in its oversight of our accounting and financial reporting process and the audits of our financial statements. The audit and compliance committee’s responsibilities include:

•	appointing, approving the compensation of, and assessing the independence of our independent registered public accounting firm;

•	overseeing the work of our independent registered public accounting firm, including through the receipt and consideration of reports from such firm;

•	reviewing and discussing with management and the independent registered public accounting firm our annual and quarterly financial statements and related disclosures;

•	monitoring our internal control over financial reporting, disclosure controls and procedures, code of business conduct and ethics and our compliance with related legal and regulatory requirements;

•	discussing our risk management policies ;

•	establishing policies regarding hiring employees from the independent registered public accounting firm and procedures for the receipt and resolution of accounting related complaints and concerns;

•	meeting independently with our independent registered public accounting firm and management;

•	reviewing and approving or ratifying any related person transactions; and

•	preparing the audit and compliance committee report required by SEC rules set forth below.

All audit and non-audit services, other than de minimus non-audit services, to be provided to us by our independent registered public accounting firm must be approved in advance by our audit and compliance committee.

REPORT OF THE AUDIT AND COMPLIANCE COMMITTEE*

The Audit and Compliance Committee’s role includes the oversight of our financial, accounting and reporting processes; our system of internal accounting and financial controls; our enterprise risk management program; and our compliance with related legal, regulatory and ethical requirements. The Audit and Compliance Committee oversees the appointment, compensation, engagement, retention, termination and services of our independent registered public accounting firm, including conducting a review of its independence; reviewing and approving the planned scope of our annual audit; overseeing our independent registered public accounting firm’s audit work; reviewing and pre-approving any audit and non-audit services that may be performed by it; reviewing with management and our independent registered public accounting firm the adequacy of our internal financial and disclosure controls; reviewing our critical accounting policies and the application of accounting principles; and monitoring the rotation of partners of our independent registered public accounting firm on our audit engagement team as required by regulation. The Audit and Compliance Committee establishes procedures, as required under applicable regulation, for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters and the submission by employees of concerns regarding questionable accounting or auditing matters. The Audit and Compliance Committee’s role also includes meeting to review our annual audited financial statements and quarterly financial statements with management and our independent registered public accounting firm. The Audit Committee held meetings on March 8th, March 31st, May 10th, August 11th and November 9th during fiscal year 2011 and on March 13, 2012.

We have reviewed and discussed with management and Grant Thornton LLP (“Grant Thornton”) our audited financial statements. We discussed with Grant Thornton and the Company’s Chief Financial Officer the overall scope and plans of their audits. We met with Grant Thornton, with and without management present, to discuss results of its examinations, its evaluation of the Company’s internal controls, and the overall quality of the Company’s financial reporting.

We have reviewed and discussed with Grant Thornton matters required to be discussed pursuant to Statement on Auditing Standards No. 61, as amended (AICPA, Professional Standards, Vol. 1. AU section 380), as adopted by the Public Company Accounting Oversight Board in Rule 3200T. We have received from Grant Thornton the written disclosures and letter required by the applicable requirements of the Public Company Accounting Oversight Board regarding Grant Thornton’s communications with the Audit Committee concerning independence. We have discussed with Grant Thornton matters relating to its independence, including a review of both audit and non-audit fees, and considered the compatibility of non-audit services with Grant Thornton’s independence.

Based on the reviews and discussions referred to above and our review of the Company’s audited financial statements for fiscal year 2011, we recommended to the Board that the Company’s audited financial statements be included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2011, for filing with the SEC.

Respectfully submitted,

AUDIT COMMITTEE

Michael E. Boxer, Chair

Jared S. Hendricks

*	The material in this report is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing

Compensation Committee

The members of our Compensation Committee are Messrs. Silver, Carlucci and Erickson. Mr. Erickson chairs the Compensation Committee. The Compensation Committee’s responsibilities include:

•	annually reviewing and approving corporate goals and objectives relevant to chief executive officer compensation;

•	determining our chief executive officer’s compensation;

•	reviewing and approving, or making recommendations to our Board of Directors with respect to, the compensation of our other executive officers;

•	overseeing an evaluation of our senior executives;

•	overseeing and administering our cash and equity incentive plans;

•	reviewing and making recommendations to our board of directors with respect to director compensation;

•	reviewing and discussing annually with management our “Compensation Discussion and Analysis” disclosure required by SEC rules; and

•	preparing the compensation committee report required by SEC rules.

Codes of Conduct and Corporate Governance Guidelines

In 2012, we adopted a Code of Conduct and a Code of Professional Conduct—Finance, the former of which applies to all of our employees, officers and directors, and the later of which applies to all employees responsible for financial reporting and financial management including the Chief Executive Officer and the Chief Financial Officer. These Codes will be available on our website at www.americanrenal.com together with our Corporate Governance Guidelines. Any amendments to the Codes or Guidelines, or any waivers of their requirements, will be disclosed on our website.

Equity-Based Arrangements

In connection with the closing of the Merger, the Parent adopted new equity incentive arrangements for directors, executives and other senior management employees including a new stock incentive plan, the 2010 American Renal Associates Holdings, Inc. Stock Incentive Plan, and an arrangement for equity contributions from senior management. The 2010 American Renal Associates Holdings, Inc. Stock Incentive Plan is designed to promote our interests by providing eligible persons with the opportunity to receive an equity interest and/or equity-based awards in one of our direct or indirect parent entities as an incentive for them to remain in our service. New equity awards may also be granted under the new stock incentive plan to members of our senior management.

In addition, consistent with these arrangements, Messrs. Carlucci, Kamal and Ford each executed an equity contribution, exchange and subscription agreement pursuant to which each individual made an equity contribution of approximately $6 million to the Parent, through the rollover of common stock and/or preferred stock of ARH in exchange for common stock of the Parent. Mr. McDonough also entered into an equity contribution, exchange and subscription agreement pursuant to which he contributed approximately $450,000 and Mr. McDonough also contributed and rolled over 25% of the intrinsic value of his outstanding stock options in ARH into options to acquire common stock of the Parent.

Employment Agreements

In connection with the execution of the Merger Agreement, we entered into new employment agreements with Messrs. Carlucci, Kamal, Ford, and McDonough, which became effective upon the closing of the Merger. These employment agreements contain restrictive covenants in our favor and ensure management’s commitment to our interests. We have summarized the terms of these agreements below.

Joseph A. Carlucci. We entered into an employment agreement, dated as of March 22, 2010 and effective as of the closing of the Merger, with Mr. Carlucci (the “Carlucci Agreement”) pursuant to which Mr. Carlucci serves as our Chief Executive Officer. The Carlucci Agreement has a three-year term with automatic one-year successive renewals. Mr. Carlucci is entitled to receive a salary of $525,360, an annual bonus opportunity based on achievement of performance goals set by our board of directors, customary employee benefits and payment severance in the event of a termination without cause, for good reason, or due to death or disability (each as defined in the Carlucci Agreement).

The Carlucci Agreement also provides for certain restrictive covenants which apply during the term of the Carlucci Agreement and through the third anniversary of the date of termination of Mr. Carlucci’s employment, provided that solely in the case of a change in control (as defined in the Carlucci Agreement) the restrictive period will end on the later of (i) the third anniversary of the change in control and (ii) the first anniversary of the date of termination of employment, provided further that solely in the case of a change in control, we have the right to extend such period until the later of (a) the fifth anniversary of the change in control and (b) the first anniversary of the date of termination if we make a timely election and pay Mr. Carlucci an amount equal to 300% of his then current base salary.

During the restrictive period, Mr. Carlucci is prohibited from (1) soliciting any employee or contracting physician to terminate his or her relationship with us, (2) hiring any person who was employed by us at any time during Mr. Carlucci’s employment with us, (3) competing, directly or indirectly with us as an owner of any business (x) engaged in the kidney dialysis business and/or the operation of kidney dialysis facilities within 10 miles of any of our facilities, (y) engaged in the kidney dialysis business and/or the operation of kidney dialysis facilities where Mr. Carlucci is involved in a program to establish joint ventures with nephrologists in the United States of America, and (z) in the case of a termination of employment that occurs on or before the third anniversary of the date of the Carlucci Agreement or which occurs after a change in control, engaged in the kidney dialysis business and/or the operation of kidney dialysis facilities in the United States of America, and (4) representing any other entity or business in conducting substantial negotiations with any nephrologists with whom Mr. Carlucci had conducted substantial negotiations on behalf of us during the one year period immediately prior to the termination of Mr. Carlucci’s employment with us.

Mr. Carlucci is also subject to a confidentiality covenant prohibiting him from disclosing our confidential information for an indefinite period and Mr. Carlucci will agree that all inventions, patents, discoveries, and work product created by him while employed by us will belong to us.

Syed T. Kamal. We entered into an employment agreement, dated March 22, 2010 and effective as of the closing of the Merger, with Mr. Kamal pursuant to which Mr. Kamal serves as our President. Mr. Kamal’s employment agreement has a three-year term with automatic one-year successive renewals. Mr. Kamal is entitled to receive a salary of $525,360, an annual bonus opportunity based on achievement of performance goals set by our board of directors, customary employee benefits and payment severance in the event of a termination without cause, for good reason, or due to death or disability (each as defined in the Carlucci Agreement). Mr. Kamal is also subject to the same restrictive covenants that are contained in the Carlucci Agreement.

Christopher T. Ford. We entered into an employment agreement, dated March 22, 2010 and effective as of the closing of the Merger, with Mr. Ford pursuant to which Mr. Ford serves as our Chairman of the Board on a part-time basis. Mr. Ford’s employment agreement has a two-year term with automatic one-year successive renewals. Mr. Ford is entitled to receive a salary of $175,000, employee benefits accruing on a part-time basis and payment severance in the event of a termination without cause, for good reason, or due to death or disability (each as defined in Mr. Ford’s employment agreement). Mr. Ford will also be subject to the same restrictive covenants that are contained in the Carlucci Agreement.

John J. McDonough. We entered into an employment agreement, dated March 22, 2010 and effective as of the closing of the Merger, with Mr. McDonough pursuant to which Mr. McDonough served as our Chief

Financial Officer until 2011 and since 2011 as our Chief Operating Officer. Mr. McDonough’s employment agreement has a three-year term with automatic one-year successive renewals. Mr. McDonough is entitled to receive a salary of $440,720, an annual bonus opportunity based on achievement of performance goals set by our Board of Directors, customary employee benefits and payment severance in the event of a termination without cause, for good reason, or due to death or disability (each as defined in the Carlucci Agreement). Mr. McDonough is also subject to the same restrictive covenants that are contained in the Carlucci Agreement.

Michael R. Costa. We entered into a new employment agreement with Mr. Costa pursuant to which he will serve as our V.P. & General Counsel, dated October 13, 2011. Mr. Costa’s employment agreement has a one-year term with automatic one-year successive renewals. Mr. Costa is entitled to receive a salary of $316,250, an annual bonus opportunity based on achievement of performance goals set by our Board of Directors, customary employee benefits and payment severance in the event of a termination without cause, for good reason, or due to death or disability.

Jon Wilcox. We entered into a new employment agreement with Mr. Wilcox pursuant to which he will serve as our Chief Financial Officer, dated October 13, 2011. Mr. Wilcox’s employment agreement has a one-year term with automatic one-year successive renewals. Mr. Wilcox is entitled to receive a salary of $256,000, an annual bonus opportunity based on achievement of performance goals set by our Board of Directors, customary employee benefits and payment severance in the event of a termination without cause, for good reason, or due to death or disability.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The following discussion and analysis of the compensation arrangements of our named executive officers should be read together with the compensation tables and related disclosures regarding our current plans, considerations, expectations and determinations regarding future compensation programs.

Executive Summary

The primary objectives of our executive compensation programs are to attract and retain talented executives to effectively manage and lead our company and create value for our equityholders. The compensation packages for our named executive officers generally include a base salary, annual cash bonuses, equity awards and other benefits and perquisites.

The discussion below includes a review of our compensation decisions with respect to 2009, 2010 and 2011. Our named executive officers for 2009, 2010 and 2011 were Joseph A. Carlucci, our Chief Executive Officer; Christopher T. Ford, our Chairman; Syed T. Kamal, our President; John J. McDonough, our Executive Vice President, Chief Operating Officer and Treasurer (formerly our Chief Financial Officer), Jonathan Wilcox, our Vice President and Chief Financial Officer (since 2011) and Michael R. Costa, our Vice President, General Counsel and Secretary.

In connection with our March 22, 2010 Merger Agreement with Centerbridge, American Renal Associates Holdings, Inc. adopted new equity incentive arrangements applicable to our directors, executives and other senior management employees, including a new stock incentive plan and an arrangement for equity contributions from senior management. At that time we also entered into new employment agreements with Messrs. Carlucci, Kamal, Ford and McDonough. On October 13, 2011, we entered into new employment agreements with Mr. Costa and Mr. Wilcox.

Compensation Determination Process

Our compensation programs for our named executive officers are designed to reflect our view that all components of executive compensation should be set at levels that are necessary, within reasonable parameters, to successfully attract, retain and motivate optimally talented and experienced executives and that are fair and equitable in light of market practices. We believe that the ownership by management of equity interests in our business is the most effective mechanism for providing incentives to maximize gains for equityholders and that annual cash incentive compensation should be linked to metrics that create value for our equityholders. In setting an individual executive officer’s initial compensation package and the relative allocation among different types of compensation, we consider the nature of the position being filled, the scope of associated responsibilities, the individual’s prior experience and skills and the individual’s compensation expectations, as well as the compensation of existing executive officers at our company and our general impressions of prevailing conditions in the market for executive talent.

The base salary levels and equity grants for our named executive officers are established by our Compensation Committee at the commencement of each such executive officer’s employment with us and are subject to adjustment by our Compensation Committee based upon the recommendation of the supervising executive officer and/or our Chief Executive Officer.

Compensation Risk Assessment

We do not believe that risks arising from our compensation policies and practices for our employees are reasonably likely to have a material adverse effect on us.

Elements of Compensation

Base Salaries

Base salaries are intended to provide a fixed level of compensation sufficient to attract and retain an effective management team when considered in combination with other components of our executive compensation programs. We believe that the base salary element of compensation is required to provide our named executive officers with a stable income stream that is commensurate with their experience and responsibilities. Annual base salaries are established on the basis of market conditions at the time we hire an executive. Any subsequent modifications to annual base salaries are influenced by the performance of the executive and by significant changes in market conditions.

During 2009, the base salaries of our named executive officers were as follows: Mr. Carlucci $420,000; Mr. Costa, $266,200; Mr. Ford, $420,000; Mr. Kamal, $420,000 and Mr. McDonough, $340,000. Following the effectiveness of the new employment agreements entered into with Messrs. Carlucci, Ford, Kamal and McDonough on March 22, 2010 in connection with the Centerbridge merger, the base salaries of our named executive officers were as follows: Mr. Carlucci, $525,360; Mr. Costa, $292,820 (effective August 3, 2010); Mr. Ford, $175,000; Mr. Kamal, $525,360 and Mr. McDonough, $440,720. During 2011, the base salaries of our named executive officers were as follows: Mr. Carlucci $577,896; Mr. Costa, $316,250; Mr. Ford, $175,000; Mr. Kamal, $577,896; Mr. McDonough, $484,792 and Mr. Wilcox, $256,000. These changes in base salaries were attributable to improved operational results, sustained growth and our objective of aligning named executive officer compensation with our impressions of prevailing base salaries for similarly situated executives at companies of our size in our industry, although we did not evaluate base salaries at any specific peer group of companies.

Annual Cash Bonuses

The employment agreements effective during 2009 provided for annual cash bonuses (the “Bonus Plan”) for each of Messrs. Carlucci, Ford, Kamal and McDonough. Each of Messrs. Carlucci, Ford, Kamal and McDonough was entitled to participate in a bonus pool to be allocated among themselves (the “Bonus Pool”). The aggregate target amount of the Bonus Pool was the sum of 50% of the base salary of each of Messrs. Carlucci, Ford, Kamal and McDonough. For 2009, this aggregate target amount was $800,000. The actual amount of the Bonus Pool for 2009 was determined in part (75%) based on our achievement of an annual, fiscal year consolidated EBITDA performance goal set by our Board of Directors and in part (25%) based on our achievement of an annual target with respect to the number of dialysis patients treated during the year. The 2009 target for EBITDA performance was $66,114,738, and our actual EBITDA achievement was $67,050,000. The target for the number of dialysis patients treated during 2009 was 5,351, and our actual achievement was 5,405 patients. In determining the actual amount of the Bonus Pool, the Compensation Committee makes adjustments to the target amount based on our performance in relation to our EBITDA and number of patients treated targets and has substantial discretion as to the amounts of these adjustments based on the facts and circumstances surrounding our performance. If our performance targets had not been met, the Bonus Pool would have been funded at less than the $800,000 target amount. For example, if 90% of the performance targets had been met, the Bonus Pool might have been funded at 80% of the target amount, subject to the exercise of discretion by the Compensation Committee and with primary emphasis placed upon EBITDA performance. If 100% of the performance targets had been met, the Bonus Pool might have been funded at 100%, again subject to the exercise of discretion by the Compensation Committee. In 2009, actual performance exceeded 100% of each of the performance targets. In recognition of these superior results, which were achieved in a very challenging business environment, the Compensation Committee elected to fund the Bonus Pool in the aggregate amount of $1,000,000. This decision to fund the Bonus Pool at $200,000 greater than the $800,000 target amount reflects the Compensation Committee’s intention to reward the Bonus Pool participants for their extraordinary efforts to exceed our performance targets and recognizes the participants’ downside risk that the Bonus Pool would likely have been funded significantly below the target amount if the performance targets had been missed.

The actual portion of the Bonus Pool payable to each of Messrs. Carlucci, Ford, Kamal and McDonough was determined by our Board of Directors based upon the recommendation of our Compensation Committee, subject to the requirement that the entire amount of the Bonus Pool be divided among the four executives. In 2009, the annual cash payments made from the Bonus Pool were as follows: Mr. Carlucci, $325,000; Mr. Ford, $75,000; Mr. Kamal, $325,000; and Mr. McDonough, $275,000. Our Board of Directors determined these allocation amounts on a discretionary basis through an informal process in which the Board of Directors assessed the contributions of each executive towards our achievement in surpassing our performance goals for EBITDA and number of dialysis patients treated during 2009, with our founders, Messrs. Carlucci and Kamal, receiving higher payments in recognition of their contributions in building our business from a long-term perspective. Messrs. Carlucci, Kamal and McDonough were primarily responsible for our number of dialysis patients treated during 2009. Mr. Ford’s allocation reflects substantial changes in his role with us during 2009, particularly his transition from a focus on revenue-generating activities to instead assuming primary responsibility for serving as our liaison to the Kidney Care Council and related trade associations. Mr. Costa did not participate in the Bonus Pool for 2009 but was awarded a discretionary cash bonus of $100,000 for 2009. All of our Vice Presidents, including Mr. Costa, received cash bonuses pursuant to their offer letters. Mr. Costa’s bonus, which was based upon the recommendation of the Chief Executive Officer and was approved by the Compensation Committee, reflects his successful performance in handling various transactions, including the Merger, and the strong performance of the law department as a whole.

The employment agreements for Messrs. Carlucci, Ford, Kamal and McDonough effective during 2010 and 2011 provide for a bonus plan (the “Bonus Plan”). Under the Bonus Plan, each of Messrs. Carlucci, Kamal and McDonough is eligible to earn an annual cash bonus award with a minimum threshold of 37.5% of his base salary, a target bonus of 75% of his base salary and a maximum bonus of 150% of his base salary based upon our achievement of annual, fiscal year consolidated EBITDA performance goals established by our Compensation Committee. In 2010, each of Messrs. Carlucci, Kamal and McDonough earned and were paid bonuses in excess of their targets in the amounts of $394,020, $394,020 and $330,540, respectively, and Mr. Costa earned and was paid a discretionary cash bonus of $100,000. The employment agreements effective in 2011 for Messrs. Costa and Wilcox provided for an annual cash bonus consistent with the company’s bonus program established by the Compensation Committee. In 2011, each of Messrs. Carlucci, Kamal, McDonough, Costa and Wilcox earned bonuses in excess of their targets in the amounts of $254,274, $254,274, $213,309, $31,625 and $25,600, respectively.

Long-Term Equity Incentives

We believe that our long-term financial success is achieved in part through an ownership culture that encourages our named executive officers to focus on our long-term performance through the use of equity-based compensation tools. Our Equity Incentive Plan that was in place during 2009 was initially established in 2005. We adopted this plan to align the interests of our equityholders with those of our employees and to provide for grants of options to key employees, directors, advisors and consultants as either incentive stock options or nonqualified stock options as determined by our Board of Directors. The only equity award granted to a named executive officer during 2009 was a grant of 20,000 stock options made to Mr. Costa on May 20, 2009 in accordance with our practice of granting equity awards to certain employees each year on the anniversary of the date on which we hired each such employee.

Our Equity Incentive Plan adopted in 2010 as part of the Centerbridge merger is designed to promote our interests by providing eligible persons with the opportunity to receive an equity interest and/or equity-based awards in one of our direct or indirect parent entities as an incentive for them to remain in our service. Together with the substantial investments made in our parent by our senior management, these arrangements demonstrate the commitment of our employees and management team to our long-term growth.

Consistent with these arrangements, each of Messrs. Carlucci, Kamal and Ford executed an equity contribution, exchange and subscription agreement pursuant to which each such executive made an equity contribution with a value of $6,000,000 to our parent, American Renal Associates Holdings, Inc., through the rollover of common stock and/or preferred stock of our company in exchange for common stock of American Renal Associates Holdings, Inc. Mr. McDonough entered into an equity contribution, exchange and subscription agreement pursuant to which he made an equity contribution with a value of $450,000 to American Renal Associates Holdings, Inc. through the rollover of common and /or preferred stock of our company in exchange for common stock of American Renal Associates Holdings, Inc. Mr. McDonough also contributed and rolled over 25% of the spread value of his then outstanding stock options in our company in exchange for options to acquire common stock in American Renal Associates Holdings, Inc. Mr. Costa and Mr. Wilcox entered into a subscription agreement pursuant to which they each made a cash investment in American Renal Associates Holdings, Inc. of $125,000 and $30,000 respectively from the after tax proceeds of the cashout of their stock options in the Company in connection with the Merger.

In addition to the forgoing, in connection with the Centerbridge merger, each of Messrs. Carlucci, Ford, Kamal and McDonough received approximately $185,899 on May 10, 2010 in exchange for 46,250 shares of our common stock that each of the executives purchased from us pursuant to Notes issued on March 4, 2008. A portion of such sales proceeds were used by the executives to repay their indebtedness to us under the Notes.

The Parent expects to and has provided incentives to the named executive officers by issuing them options to purchase Parent common stock from time to time. In 2010, the Parent granted options to purchase 261,100 shares of Parent common stock to each of Joseph A. Carlucci, Syed T. Kamal and John J. McDonough, and options to purchase 47,000 shares of Parent common stock to Michael R. Costa and 31,300 shares of Parent common stock to Jonathan Wilcox. One-third of such options vest 20% each year over a five year period beginning on May 7, 2011. The other two-thirds of such options vest upon the attainment by the Sponsor of specified returns upon their investment in the Company. All options had an initial exercise price of $21 per share and have a ten year term. In connection with the dividend to the shareholders of the Parent in March 2011, such exercise price was adjusted to $6.51.

Other Compensation

We also provide various other benefits to certain of our named executive officers that are intended to be part of a competitive compensation program. In 2009, 2010 and 2011, these benefits for each of Messrs. Carlucci, Ford, Kamal, McDonough, Costa and Wilcox included director and officer liability insurance as well as a company-provided automobile allowance and reimbursements for related expenses (including insurance, taxes and fuel) for each of Messrs. Carlucci, Ford, Kamal, McDonough, provided that the cost of providing such automobile allowance could not exceed $12,000 per fiscal year, plus all costs for insurance and fuel. We believe that these benefits are comparable to those offered by other companies that compete with us for executive talent.

Payments Upon Termination

Each of our named executive officers is entitled to certain benefits upon the termination of his employment with us, the terms of which are described below under “Summary of Employment Agreements” and “Potential Payments Upon Termination or Change in Control.” We believe that these benefits are valuable as they address the valid concern that it may be difficult for these executives to find comparable employment in a short period of time in the event of termination and provide an incentive for these executives to comply with non-competition and non-solicitation covenants.

Anticipated Actions

We expect to continue to evaluate and revisit the structure of our executive compensation programs and may make adjustments to them from time to time.

Summary Compensation Table

The following table sets forth the cash and other compensation that we paid to our named executive officers, or that was otherwise earned by our named executive officers, for their services in all capacities during the last fiscal year.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	All Other Compensation ($) (3)	Total ($)
Joseph A. Carlucci	2011	580,929	0	0	687,696	29,542	1,298,167
Chief Executive Officer	2010	505,448	0	2,169,741	436,049	0	3,111,238
	2009	420,000	0	0	325,000	18,148	763,148

Christopher T. Ford	2011	175,000	0	0	0	29,610	204,610
Chairman	2010	250,835	0	0	0	13,662	264,497
	2009	420,000	0	0	75,000	16,571	511,571

Syed T. Kamal	2011	580,929	0	0	687,696	29,292	1,297,917
President	2010	505,448	0	2,169,741	436,049	6,137	3,117,375
	2009	420,000	0	0	325,000	17,300	762,300

John J. McDonough	2011	478,012	0	0	576,903	29,627	1,084,542
Chief Operating Officer	2010	410,845	0	2,169,741	365,798	8,557	2,954,941
	2009	340,000	0	0	275,000	0	615,000

Michael R. Costa	2011	307,463	0	0	158,125	16,806	482,394
Vice President, General Counsel and Secretary	2010	276,028	100,000	390,570	0	0	766,598
	2009	266,200	100,000	104,000	0	0	470,200

Jon Wilcox(4)	2011	247,658	0	0	128,000	17,627	393,285
Chief Financial Officer

(1)	The amounts set forth in this column represent the aggregate grant date fair value of option awards granted in fiscal year 2010 as calculated pursuant to Financial Accounting Standards Board (FASB) Accounting Standards Codification Topic 718, Compensation—Stock Compensation (FASB ASC Topic 718). These amounts have been determined based on the assumptions set forth in Note O to our consolidated financial statements for the fiscal years ended December 31, 2009, 2010 and 2011. All options issued in 2010 and 2011 were issued by the Parent.
(2)	The amounts set forth in this column reflect awards under our Bonus Plan. For more information regarding the Bonus Plan, see the Compensation Discussion and Analysis section above.
(3)	Consists of automobile allowance, gasoline and auto and life insurance.
(4)	Jon Wilcox was appointed Chief Financial Officer in 2011.

The following table sets forth the individual grants of plan-based awards made to each of our named executive officers during 2009, 2010 and 2011.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards		Estimated Future Payouts Under Non-Equity Incentive Plan Awards		All Other Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/Sh)		Grant Date Fair Value of Stock and Option Awards ($)(4)
		Target ($) 2009		Target ($) 2010
Mr. Carlucci	7/9/10	325,000	(1)	436,049	(1)	261,100		6.51	(5)	2,169,741
Mr. Ford		75,000	(1)	0	(1)					0
Mr. Kamal	7/9/10	325,000	(1)	436,049	(1)	261,100		6.51	(5)	2,169,741
Mr. McDonough	7/9/10	275,000	(1)	365,798	(1)	261,100		6.51	(5)	2,169,741
Mr. Costa	5/20/09					20,000	(2)	5.20	(3)	104,000
Mr. Costa	7/9/10					47,000		6.51	(5)	390,570

(1)	Reflects the anticipated opportunity of each of Messrs. Carlucci, Ford, Kamal and McDonough to participate in the Bonus Plan. There were no threshold, target or maximum awards payable under the Bonus Plan for 2009. Instead, each executive was entitled to participate in a Bonus Pool funded based on our achievement of pre-established performance goals as discussed in the Compensation Discussion & Analysis section above. In 2009, the aggregate amount available in the Bonus Pool to be allocated among Messrs. Carlucci, Ford, Kamal and McDonough was $1,000,000. In 2010, targeted bonuses were based on a formula of a percentage of budgeted EBITDA. In 2010, the aggregate amount available in the Bonus Plan to be allocated among Messrs. Carlucci, Kamal and McDonough was $1,237,896. Actual amounts earned by and paid to Messrs. Carlucci, Ford, Kamal and McDonough are shown in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table. For additional information regarding the Bonus Plan, see the Compensation Discussion and Analysis section above.
(2)	Represents an award of time-vesting stock options granted under our 2005 Equity Incentive Plan which was eliminated in the Merger.
(3)	Reflects the per-share exercise price of the options, which is equal to the fair market value of a share of our common stock on the grant date as determined by our Board of Directors. A description of the process used in determining the fair market value of our common stock is set forth above under the subheading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Stock-based Compensation.”
(4)	Reflects the aggregate grant date fair value the award of stock options determined pursuant to FASB ASC Topic 718.
(5)	In connection with the dividend to the shareholders of the Parent in March 2011, such exercise price was adjusted to $6.51

Summary of Employment Agreements

Current Employment Agreements

We maintain employment agreements with each of our named executive officers. We have summarized the terms of these new agreements below.

Joseph A. Carlucci. We entered into a new employment agreement, dated as of March 22, 2010 and effective as of the closing of the Merger, with Mr. Carlucci (the “Carlucci Agreement”) pursuant to which Mr. Carlucci serves as our Chief Executive Officer. The Carlucci Agreement has a three-year term with automatic one-year successive renewals. Mr. Carlucci is entitled to receive a salary of $525,360, an annual bonus opportunity based on achievement of performance goals set by our board of directors, customary employee benefits and payment severance in the event of a termination without cause, for good reason, or due to death or disability (each as defined in the Carlucci Agreement).

The Carlucci Agreement also provides for certain restrictive covenants which apply during the term of the Carlucci Agreement and through the third anniversary of the date of termination of Mr. Carlucci’s employment, provided that solely in the case of a change in control (as defined in the Carlucci Agreement) the restrictive period will end on the later of (i) the third anniversary of the change in control and (ii) the first anniversary of the date of termination of employment, provided further that solely in the case of a change in control, we have the right to extend such period until the later of (a) the fifth anniversary of the change in control and (b) the first anniversary of the date of termination if we make a timely election and pay Mr. Carlucci an amount equal to 300% of his then current base salary.

During the restrictive period, Mr. Carlucci is prohibited from (1) soliciting any employee or contracting physician to terminate his or her relationship with us, (2) hiring any person who was employed by us at any time during Mr. Carlucci’s employment with us, (3) competing, directly or indirectly with us as an owner of any business (x) engaged in the kidney dialysis business and/or the operation of kidney dialysis facilities within 10 miles of any of our facilities, (y) engaged in the kidney dialysis business and/or the operation of kidney dialysis facilities where Mr. Carlucci is involved in a program to establish joint ventures with nephrologists in the

United States of America, and (z) in the case of a termination of employment that occurs on or before the third anniversary of the date of the Carlucci Agreement or which occurs after a change in control, engaged in the kidney dialysis business and/or the operation of kidney dialysis facilities in the United States of America, and (4) representing any other entity or business in conducting substantial negotiations with any nephrologists with whom Mr. Carlucci had conducted substantial negotiations on behalf of us during the one year period immediately prior to the termination of Mr. Carlucci’s employment with us.

Mr. Carlucci is also subject to a confidentiality covenant prohibiting him from disclosing our confidential information for an indefinite period and Mr. Carlucci will agree that all inventions, patents, discoveries, and work product created by him while employed by us will belong to us.

Syed T. Kamal. We entered into a new employment agreement, dated March 22, 2010 and effective as of the closing of the Merger, with Mr. Kamal pursuant to which Mr. Kamal serves as our President. Mr. Kamal’s employment agreement has a three-year term with automatic one-year successive renewals. Mr. Kamal is entitled to receive a salary of $525,360, an annual bonus opportunity based on achievement of performance goals set by our board of directors, customary employee benefits and payment severance in the event of a termination without cause, for good reason, or due to death or disability (each as defined in the Carlucci Agreement). Mr. Kamal is also subject to the same restrictive covenants that are contained in the Carlucci Agreement.

Christopher T. Ford. We entered into a new employment agreement, dated March 22, 2010 and effective as of the closing of the Merger, with Mr. Ford pursuant to which Mr. Ford serves as our Chairman of the Board on a part-time basis. Mr. Ford’s employment agreement has a two-year term with automatic one-year successive renewals. Mr. Ford is entitled to receive a salary of $175,000, employee benefits accruing on a part-time basis and payment severance in the event of a termination without cause, for good reason, or due to death or disability (each as defined in Mr. Ford’s employment agreement). Mr. Ford will also be subject to the same restrictive covenants that are contained in the Carlucci Agreement.

John J. McDonough. We entered into a new employment agreement, dated March 22, 2010 and effective as of the closing of the Merger, with Mr. McDonough pursuant to which Mr. McDonough serves as our Chief Financial Officer. Mr. McDonough’s employment agreement has a three-year term with automatic one-year successive renewals. Mr. McDonough is entitled to receive a salary of $440,720, an annual bonus opportunity based on achievement of performance goals set by our board of directors, customary employee benefits and payment severance in the event of a termination without cause, for good reason, or due to death or disability (each as defined in the Carlucci Agreement). Mr. McDonough is also subject to the same restrictive covenants that are contained in the Carlucci Agreement.

Michael R. Costa. We entered into a new employment agreement with Mr. Costa pursuant to which he will serve as our V.P. & General Counsel, dated October 13, 2011. Mr. Costa’s employment agreement has a one-year term with automatic one-year successive renewals. Mr. Costa is entitled to receive a salary of $316,250, an annual bonus opportunity based on achievement of performance goals set by our Board of Directors, customary employee benefits and payment severance in the event of a termination without cause, for good reason, or due to death or disability.

Jon Wilcox. We entered into a new employment agreement with Mr. Wilcox pursuant to which he will serve as our Chief Financial Officer, dated October 13, 2011. Mr. Wilcox’s employment agreement has a one-year term with automatic one-year successive renewals. Mr. Wilcox is entitled to receive a salary of $256,000, an annual bonus opportunity based on achievement of performance goals set by our Board of Directors, customary employee benefits and payment severance in the event of a termination without cause, for good reason, or due to death or disability.

Outstanding Company Equity Awards at 2011 Fiscal Year-End

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Joseph A. Carlucci	17,400	243,000	—	$6.51	7/9/2020	(1)
Executive Officer

Syed T. Kamal	17,400	243,000	—	$6.51	7/9/2020	(1)
President

John J. McDonough	17,400	243,000	—	$6.51	7/9/2020	(1)
Chief Operating Officer,	93,186	—	—	$1.63	5/11/2017	(2)

Michael R. Costa	3,134	43,866	—	$6.51	7/9/2020	(1)
Vice President, General Counsel,and Secretary

Jon Wilcox	2,087	29,213	—	$6.51	7/9/2020	(1)
Chief Financial Officer

(1)	These stock options vest as follows: one-third over a five year period, dependent upon continued employment with the Company, and two-thirds upon a liquidity event resulting in a specified return to shareholders.
(2)	In connection with the Merger, these stock options were rolled-over into fully vested options in the Parent.

Company Option Exercises and Stock Vested in 2011

None of our named executive officers had Company stock options that were exercised during 2011 or common stock that vested in 2011.

Pension Benefits

We do not offer pension benefits to our named executive officers.

Non-Qualified Deferred Compensation for 2011

We do not offer non-qualified deferred compensation to our named executive officers.

Potential Benefits Upon Termination or Change in Control

Termination of Employment

As discussed above, we maintain employment agreements with each of our named executive officers that provide for certain payments and benefits upon their termination of employment for various reasons. The following disclosure reflects terms of the employment arrangements in place on December 31, 2011.

Payments Made Upon Any Termination of Employment. Regardless of the manner in which his employment terminates, each executive officer is entitled to receive amounts earned and accrued during his term of employment, including accrued but unpaid base salary through the date of termination and unreimbursed employment-related expenses owed to the executive officer under our policies. These payments do not differ from payments made upon termination to all employees.

Payments Made Upon Termination Without Cause or Good Reason. The employment agreements in effect on December 31, 2011 provide that, if we terminated the executive without Cause, or the executive terminated his employment with us for Good Reason, he would be entitled to receive:

•	continuation of his base salary, at the then-current level, for a period of 24 months (12 months for Messrs. Costa and Wilcox), payable in installments in accordance with our normal payroll practices;

•

continuation of employee group health. life, and disability plans until the earlier of (A) 24 months (12 months for Messrs. Costa and Wilcox) following the date of termination; or (D) the date the executive is or becomes eligible for comparable coverage under health, life and disability plans of another employer; and

•	For Messrs. Carlucci, Kamal and McDonough, a pro rata portion of his bonus for the then-current fiscal year based upon actual performance, payable at the time at which bonuses are normally paid.

“Cause” generally means the executive’s (1) conviction of, or plea of guilty to, a crime if, as a result of his continued association with us, such crime is injurious to our business or reputation; (2) breach of duty of loyalty that is detrimental to us and involves his personal profit; (3) willful failure to perform his duties or to follow lawful directives of the Board of Directors; or (4) gross negligence or willful misconduct in the performance of his duties.

“Good Reason” generally means any substantial diminution of or substantial detrimental change in the executive’s responsibilities, salary or benefits, or re-location of the executive’s principal office from the metropolitan Boston area.

Payments Made Upon Death or Termination of Employment by Reason of Disability. If the executive’s employment was terminated on December 31, 2011 by reason of his death or disability, he would be entitled to receive:

•

continuation of his base salary, at the then-current level, for a period of 12 months (through the effective date of termination for Messrs. Costa and Wilcox), payable in installments in accordance with our normal payroll practices;

•

continuation of employee group health. life, and disability plans until the earlier of (A) 12 months following the date of termination for Messrs. Carlucci, Ford, Kamal or McDonough; or (D) the date the executive is or becomes eligible for comparable coverage under health, life and disability plans of another employer; and

Restrictive Covenants. Each of the employment agreements in effect on December 31, 2011 contained confidentiality, non-competition and employee non-solicitation covenants that applied during the executive’s employment with us and for 36 months (24 months for Messrs. Costa and Wilcox) after his termination of. In the case of a sale of our company, Messrs. Carlucci, Ford and Kamal’s restrictive covenants would terminate on the later of the third anniversary of the sale or the first anniversary of the executive’s termination of employment.

Upon the occurrence of a sale of our company, we would have the right to extend the restrictive covenant periods with each executive until the later of the fifth anniversary of the sale or the first anniversary of the executive’s termination of employment. In the event that we chose to extend the restrictive covenant periods, Messrs. Carlucci and Kamal would receive a lump sum payment equal to $1,576,080, Mr. McDonough would receive a lump sum payment equal to $1,322,160 and Mr. Ford would receive a lump sum payment of $525,000.

Summary of Termination Payments and Benefits. The following table summarizes the approximate value of the termination payments and benefits that each of our named executive officers would have received if his employment had been terminated on December 31, 2011 by the executive for Good Reason or by us without Cause. The table does not include certain amounts that the named executive officer would be entitled to receive under certain plans or arrangements that do not discriminate in scope, terms or operation, in favor of our executive officers and that are generally available to all salaried employees.

	Mr. Carlucci ($)	Mr. Kamal ($)	Mr. McDonough ($)	Mr. Costa ($)	Mr. Wilcox ($)
Continuation of base salary	1,155,792	1,155,792	969,584	316,250	256,000
Continuation of employee benefits for 12 months (1)	29,542	29,292	29,627	16,806	17,627
Bonus for year despite executive no longer being employed on payment date (2)	433,422	433,422	363,594	—	—
Total	1,618,756	1,618,506	1,352,805	333,056	273,627

(1)	These benefits include long-term and short-term disability insurance, dental insurance, medical insurance and life insurance. The amounts in the table above reflect the cost to our company of providing such benefits during 2011.
(2)	These bonus amounts assume that the executive would have received his full year target bonus of 75% of his base salary. In the event of a termination by the executive for Good Reason or by us without Cause or upon Death or Disability, the executive would have been entitled to a bonus for the year of termination through the date of termination on a calendar day pro-rated basis. In the event of a termination by the executive without good reason or by us for Cause, the executive would not have been entitled to a pro-rated bonus for the fiscal year of termination but would have been entitled to any bonus earned for any fiscal year prior to the year of termination.

Change in Control

As of December 31, 2011, our named executive officers were not entitled to any additional benefits following a change in control of our company or upon a termination of employment following a change in control of our company.

DIRECTOR COMPENSATION

Mr. Boxer and Mr. Erickson receive non-employee Director fees of $50,000 annually. Additionally, they receive (paid in quarterly installments) $15,000 to serve as the Audit Committee Chair and $15,000 to serve as the Compensation Committee Chair.

In addition to the above, we also offer to reimburse non-employee Directors for expenses incurred in attending Board, committee or other company meetings.

The following table provides compensation information for the one-year period ended on December 31, 2011 for each person who served as a member of our Board of Directors in 2011.

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)	Option Awards ($)(1)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Joseph A. Carlucci	—		—	—		—	—	—	—
Christopher T. Ford	—		—	—		—	—	—	—
Syed T. Kamal	—		—	—		—	—	—	—
Steven M. Silver	—		—	—		—	—	—	—
Jared S. Hendricks	—		—	—		—	—	—	—
Michael E. Boxer	$65,000	(2)	—	$73,468	(3)	—	—	—	$138,466
Thomas W. Erickson	$56,875	(4)	—	$73,468	(5)	—	—	—	$130,343

(1)	These amounts reflect the dollar amount of the aggregate grant date fair value of awards granted in the year ended December 31, 2010, in accordance with FASB ASC Topic 718.
(2)	Consists of Board fees of $50,000 and committee chair fees of $15,000.
(3)	As of December 31, 2011, Mr. Boxer held options to purchase an aggregate of 8,000 shares of our common stock.
(4)	Consists of Board fees of $43,750 and committee chair fees of $13,125. Mr. Erickson was named to the Board on February 14, 2011.
(5)	As of December 31, 2011, Mr. Erickson held options to purchase an aggregate of 8,000 shares of our common stock.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of the Company’s Common Stock

American Renal Associates Holdings, Inc. owns 100% of the capital stock of American Renal Holdings Intermediate Company, LLC, which owns 100% of the capital stock of American Renal Holdings, Inc. The following table sets forth information regarding the beneficial ownership of the common stock of American Renal Associates Holdings, Inc. as of February 29, 2012.

•	each person who is known by us to own beneficially more than 5% of the outstanding shares of our common stock;

•	each of our directors;

•	each of our executive officers named in the Summary Compensation Table; and

•	all of our directors and executive officers as a group.

The percentages of shares outstanding provided in the tables are based on 9,192,151 shares of American Renal Associates Holdings, Inc. common stock, par value $0.01 per share, outstanding as of February 29, 2011. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares issuable upon the exercise of options that are exercisable within 60 days of March 15, 2011 are considered outstanding for the purpose of calculating the percentage of outstanding shares of our common stock held by the individual, but not for the purpose of calculating the percentage of outstanding shares held by any other individual. The address of each of our directors and executive officers listed below is c/o American Renal Holdings, Inc., 66 Cherry Hill Drive, Beverly, Massachusetts 01915.

Name of Beneficial Owner	Beneficial Ownership of American Renal Associates Holdings, Inc. Common Stock		Percentage of American Renal Associates Holdings, Inc. Common Stock
Centerbridge Capital Partners L.P. and certain affiliated entities[1]	7,692,505		83.7%
Christopher T. Ford	285,714	[2]	3.1%
Syed Kamal	303,114	[3]	3.3%
Joseph A. Carlucci	303,114	[4]	3.3%
John J. McDonough	132,015	[5]	1.4%
Michael R. Costa	9,086	[6]	*
Jon Wilcox	3,516	[7]	*
Steven M. Silver[1]	7,692,505		83.7%
Jared S. Hendricks[1]	7,692,505		83.7%
Michael E. Boxer	15,886	[8]	*
Thomas Erickson	1,600	[9]	*
All directors and executive officers as a group (10 persons)	1,054,045		11.5%

*	Less than one percent.
[1]

American Renal Associates Holdings, Inc., a Delaware corporation, is 83.3% owned by Centerbridge Capital Partners, L.P., 1.0% owned by Centerbridge Capital Partners SBS, L.P., 2.6% owned by Centerbridge Capital Partners Strategic, L.P., and 13.1% owned by other persons. Steven Silver, a Senior Managing Director of Centerbridge Partners, L.P., and Jared Hendricks, a Managing Director of Centerbridge Partners, L.P., both owners of interests in Centerbridge Capital Partners, L.P., Centerbridge Capital Partners SBS, L.P., and Centerbridge Capital Partners Strategic, L.P., disclaim beneficial ownership of such shares, except to the extent of their pecuniary interest therein.

[2]	Comprised of 128,790 shares under the Christopher T. Ford 2005 Grantor Retained Annuity Trust and 156,924 shares under the Christopher T. Ford 2008 Grantor Retained Annuity Trust.
[3]	Includes options to purchase 17,400 shares of Parent common stock at $6.51 per share.
[4]	Includes options to purchase 17,400 shares of Parent common stock at $6.51 per share.
[5]	Includes options to purchase 93,186 shares of Parent common stock at $5.25 per share and 17,400 shares of Parent common stock at $6.51.
[6]	Includes options to purchase 3,134 shares of Parent common stock at $6.51 per share.
[7]	Includes options to purchase 2,087 shares of Parent common stock at $6.51 per share.
[8]	Beneficially owned through Black Diamond Partners LLC, JJ Bark LLC and Tribeca Investments LLC. Includes options to purchase 1,600 shares of Parent common stock at $6.51 per share.
[9]	Includes options to purchase 1,600 shares of Parent common stock at $6.51 per share.

Equity Compensation Plan Information

The following table is a description of securities issued or to be issued under the American Renal Associates Holdings, Inc. 2010 Stock Incentive Plan at December 31, 2011.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity Compensation Plans Approved by Security Holders	—	—
Equity Compensation Plans Not Approved by Security Holders (5)	1,583,599	$6.17	294,460

Total	1,583,599	$6.17	294,460

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Lease Agreements with Entities Owned by Related Parties

We own the land and buildings of our dialysis clinic located in Chillicothe, Ohio and Spartanburg II and our JVs own the land and buildings of our dialysis clinics in Cambridge, Ohio and also in Beaumont and Jasper, Texas. ARA-Chillicothe Dialysis, the dialysis clinic located in Chillicothe, Ohio in which we have a controlling interest, leases 8,100 square feet of space from ARA-Ohio Holdings LLC. We own all of the outstanding equity of ARA-Ohio Holdings LLC. The lease in Chillicothe, Ohio was entered in 2005 for a term of ten years with five year renewal options. The current minimum annual rent for our dialysis clinic in Chillicothe, Ohio is $81,000. In 2012, the minimum annual rent remains at $81,000.

We have other lease agreements for dialysis clinics with our nephrologist partners or entities under the control of our nephrologist partners in such clinics. The amount of rent expense under these lease arrangements was approximately $3.3 million, $2.6 million and $2.5 million in 2011, 2010 and 2009, respectively.

Indemnification of Officers and Directors

We have purchased a policy of directors’ and officers’ liability insurance that insures our directors and officers against the cost of defense, settlement or payment of a judgment under certain circumstances.

Transaction Fee and Advisory Services Fee Arrangements with Centerbridge

In connection with the Transactions, we entered into a transaction fee and advisory services agreement with Centerbridge Advisors, L.L.C., the investment manager of Centerbridge, our principal stockholder after the consummation of the Merger. Pursuant to the transaction fee and advisory services agreement, we paid to Centerbridge a fee of $4 million plus out-of-pocket expenses upon the closing of the Merger as consideration for the financial and structural analysis, due diligence investigations, corporate strategy, and other advice and assistance rendered by Centerbridge to us.

In addition, under this agreement, Centerbridge (including through its affiliates) agreed to provide advisory and consulting services related to our affairs and the affairs of our subsidiaries, including, without limitation,

•

advice regarding the structure, terms, conditions and other provisions, distribution and timing of debt and equity offerings and advice regarding relationships with us and our subsidiaries’ lenders and bankers,

•	advice regarding our strategy,

•	advice regarding dispositions and/or acquisitions, and

•	such other advice directly related or ancillary to the above advisory services as may be reasonably requested by us.

In consideration for these services, we pay Centerbridge Advisors, L.L.C., commencing upon the closing of the Merger, a per annum advisory services fee (payable quarterly) for each fiscal year from and including fiscal year 2010 of the greater of (i) an amount equal to the greater of (x) $550,000 and (y) the advisory services fee of the previous fiscal year and (ii) an amount equal to 1.25% of our EBITDA, minus a personnel expense deduction, if applicable. In addition, Centerbridge Advisors, L.L.C. is entitled to receive an additional fee equal to 1.0% of the enterprise value and/or aggregate value, as applicable, for any future fundamental or significant transactions (e.g., a sale of, or acquisition by, the Parent or its subsidiaries) in which Centerbridge is involved. The 2011 advisory services fees were $691,000.

The transaction fee and advisory services agreement will continue until the earliest of (i) the tenth anniversary of the date of the agreement, (ii) the date on which Centerbridge owns less than 20% of the outstanding common stock of the Parent, or (iii) such date as Centerbridge may specify in writing. We have agreed to indemnify Centerbridge and its affiliates partners, members, stockholders, directors, officers, employees, agents and representatives from and against all liabilities relating to the services contemplated by the transaction fee and advisory services agreement.

Upon a change of control in our ownership, an initial public offering or a sale of all or substantially all of the outstanding common stock of the parent or of the businesses and assets of the Parent (or at such other time as Centerbridge and the Company may agree), Centerbridge or Centerbridge Advisors, L.L.C., as the case may be, may elect to receive, in lieu of annual payments of the advisory services and related fees, a single lump sum cash payment equal to the then present value of all then current and future advisory services and related fees payable under this agreement. The indenture governing the notes permits the lump sum payment in the case of a change of control, an initial public offering or a sale of all or substantially all of our assets, but to the extent Centerbridge and the Company agree to pay a lump sum, such payment would only be payable to the extent that it is permitted under the indenture. The lump sum payment is also subject to other agreements governing our indebtedness.

Stockholders Agreement of American Renal Associates Holdings, Inc.

In connection with the Merger, the Parent entered into a stockholders agreement with Centerbridge and the other holders of common stock of the Parent (the “Stockholders Agreement”). Holders of common stock of the Parent will become party to the Stockholders Agreement from time to time, by executing a joinder to the Stockholders Agreement.

Under the Stockholders Agreement, each of the stockholders of the Parent party thereto agreed to vote in favor of, and to take all other necessary and appropriate actions to cause to occur, the election to the board of directors of Parent of each director designated in accordance with the provisions of the Stockholders Agreement. The parties to the Stockholders Agreement also agreed to vote the securities of Parent as Centerbridge directs in connection with any merger or consolidation of the Parent, the sale of all or substantially all of its assets, the amendment of its organizational documents and certain other matters.

The Stockholders Agreement restricts employee stockholders party thereto from transferring their securities of the Parent prior to the earlier of (i) 180 days after a qualified public offering or (ii) a change of control, subject to certain exceptions. The Stockholders Agreement also provides employee stockholders party thereto customary tag-along rights with respect to sales of securities of the Parent held by Centerbridge and gives Centerbridge customary drag-along rights, each subject to a minimum threshold of securities of the Parent sold by Centerbridge.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional services rendered by Grant Thornton LLP for the audit of our annual financial statements for 2011 and 2010, and fees billed for other services rendered by Grant Thornton for 2011 and 2010:

	2011	2010
Audit Fees	$708,385	$1,146,735
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total	$708,385	$1,146,735

Audit Fees. These fees were for professional services rendered by Grant Thornton LLP in connection with the audit and reviews of our consolidated annual financial statements. The fees also include services related to Securities and Exchange Commission filings as well as comfort letters provided in connection with the Transactions.

Pre-approval of Auditor Services

The charter of the Audit and Compliance Committee provides that the Audit and Compliance Committee must pre-approve all services to be provided by the independent auditors prior to the commencement of work. Unless the specific service has been pre-approved with respect to that year, the Audit and Compliance Committee must approve the permitted service before the independent auditors are engaged to perform it. For 2011 and 2010, all services provided by Grant Thornton LLP were pre-approved by the Audit and Compliance Committee.

All non-audit services were reviewed with the Audit Committee, which concluded that the provision of such services by Grant Thornton LLP was compatible with the maintenance of the accounting firm’s independence in the conduct of its auditing functions.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and financial statement schedules

(1) and (2) The financial statements and financial statement schedules required to be filed as part of this report are set forth in Item 8 of Part II of this report.

(3) Exhibits. See Item 15(b) below.

(b)	Exhibits required by Item 601 of Regulation S-K

The information required by this item is incorporated herein by reference from the Index to Exhibits of this Annual Report on Form 10-K. We will furnish to any stockholder, upon written request, any exhibit listed in the accompanying Index to Exhibits upon payment by such stockholder of our reasonable expenses in furnishing any such exhibit. Written requests should be sent to American Renal Holdings, Inc., attention: General Counsel, 66 Cherry Hill Drive, Beverly, MA, 01915.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC.

INDEX TO FINANCIAL STATEMENTS

Audited Financial Statements for the years ended December 31, 2011, 2010 and 2009

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2011 and 2010	F-3

Consolidated Statements of Operations for the successor periods for the year ended December  31, 2011 and from May 8, 2010 through December 31, 2010 and for the predecessor periods from January 1, 2010 through May 7, 2010 and the year ended December 31, 2009

F-4

Consolidated Statements of Changes in Equity (Deficit) for the successor periods for the year ended December 31, 2011 and from May 8, 2010 through December 31, 2010 and for the predecessor periods from January 1, 2010 through May 7, 2010 and the year ended December 31, 2009

F-5

Consolidated Statements of Cash Flows for the successor periods for the year ended December  31, 2011 and from May 8, 2010 through December 31, 2010 and for the predecessor periods from January 1, 2010 through May 7, 2010 and the year ended December 31, 2009

F-9

Notes to Consolidated Financial Statements	F-11

Schedule II—Valuation and Qualifying Accounts	F-36

Report of Independent Registered Public Accounting Firm

Board of Directors

American Renal Associates Holdings, Inc.

We have audited the accompanying consolidated balance sheets of American Renal Associates Holdings, Inc. (a Delaware corporation) and subsidiaries (collectively the “Company”) as of December 31, 2011 and December 31, 2010 and the related consolidated statements of operations, changes in equity, and cash flows for the year ended December 31, 2011 (successor period) and the period May 8, 2010 through December 31, 2010 (successor period) and the related consolidated statements of operations, changes in deficit, and cash flows for the period January 1, 2010 through May 7, 2010 (predecessor period), and for the year ended December 31, 2009 (predecessor period). Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index on page F-1. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Renal Associates Holdings, Inc. and subsidiaries as of December 31, 2011 and 2010 and the results of their operations and their cash flows for the year ended December 31, 2011 (successor period) and the period May 7, 2010 through December 31, 2010 (successor period) and for the period January 1, 2010 through May 7, 2010 (predecessor period), and for the year ended December 31, 2009 (predecessor) in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/S/    GRANT THORNTON LLP

Boston, Massachusetts

March 15, 2012

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share data)

	Successor December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$36,774	$21,179
Accounts receivable, less allowance for doubtful accounts of $4,084 and $1,498 at December 31, 2011 and 2010, respectively	56,027	51,431
Inventories	2,210	2,331
Prepaid expenses and other current assets	4,620	4,849
Income tax receivable	1,322	1,458
Deferred tax asset	8,271	9,138

Total current assets	109,224	90,386
Property and equipment, net	72,416	62,742
Deferred financing costs, net	4,962	4,973
Intangible assets, net	35,416	38,511
Other long-term assets	1,734	1,592
Goodwill	504,045	501,790

Total assets	$727,797	$699,994

Liabilities and Equity
Current liabilities:
Accounts payable	$17,065	$21,401
Accrued compensation and benefits	11,425	8,909
Accrued expenses and other current liabilities	24,192	19,613
Amount due to sellers	2,192	5,083
Current portion of long-term debt	2,662	4,096
Current portion of capital lease obligations	51	48

Total current liabilities	57,587	59,150
Long-term debt, less current portion	391,084	245,594
Capital lease obligations, less current portion	111	162
Other long-term liabilities	3,362	2,881
Deferred tax liabilities	16,233	13,807

Commitments and contingencies (notes K and P)

Noncontrolling interests subject to put provisions	47,492	44,236

Equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized ; none issued
Common stock, $0.01 par value, 11,000,000 shares authorized, 9,192,151 issued and outstanding at December 31, 2011 and 8,857,565 issued and outstanding at December 31, 2010	91	88
Additional paid-in capital	65,379	191,199
Notes receivable from stockholders	(761)	—
Accumulated deficit	(6,857)	(9,763)

Total American Renal Associates Holdings, Inc. equity	57,852	181,524
Noncontrolling interests not subject to put provisions	154,076	152,640

Total equity	211,928	334,164

Total liabilities and equity	$727,797	$699,994

See the accompanying notes to the consolidated financial statements.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands)

	Successor		Predecessor
	Year ended December 31, 2011	May 8, 2010 through December 31, 2010	January 1, 2010 through May 7, 2010	Year ended December 31, 2009
Net operating revenues	$360,081	$202,761	$102,094	$262,989
Operating expenses:
Patient care costs	217,036	130,558	66,042	170,826
General and administrative	39,326	22,517	10,016	24,819
Merger and transaction-related costs	604	15,783	7,378	—
Depreciation and amortization	17,865	10,746	4,429	12,127
Provision for (recoveries of) uncollectible accounts	4,178	1,915	(334)	3,216

Total operating expenses	279,009	181,519	87,531	210,988

Operating income	81,072	21,242	14,563	52,001
Interest expense, net	(36,236)	(14,821)	(5,717)	(14,948)

Income before income taxes	44,836	6,421	8,846	37,053
Income tax expense (benefit)	4,400	(2,260)	2,264	9,524

Net income	40,436	8,681	6,582	27,529
Less: Net income attributable to noncontrolling interests	(37,530)	(18,444)	(9,266)	(22,391)

Net income (loss) attributable to American Renal Associates Holdings, Inc.	$2,906	$(9,763)	$(2,684)	$5,138

See the accompanying notes to the consolidated financial statements.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Deficit

(in thousands, except share data)

	Non- controlling interests subject to put provisions	Total American Renal Associates Holdings, Inc. Deficit												Non- controlling interests not subject to put provisions
		Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Notes Receivable from Stock- holders	Accumu- lated Deficit	Total
		Shares	Amount	Shares	Amount	Shares	Amount	Shares	Cost
Balance at December 31, 2008	$34,881	7,300,000	$7	2,675,000	$3	1,062,500	$1	188,900	$(791)	$27,395	$(713)	$(102,922)	$(77,020)	$7,841
Net income	5,100	—	—	—	—	—	—	—	—	—	—	5,138	5,138	17,291
Issuance of common stock		—	—	—	—	267,750	—	—	—	96	—	—	96
Purchase of common stock for treasury		—	—	—	—	—	—	58,000	(274)	—	—	—	(274)
Adjustment for tax benefits from stock awards exercised		—	—	—	—	—	—	—	—	(204)	—	—	(204)
Interest due from note receivable		—	—	—	—	—	—	—	—	—	(22)	—	(22)
Stock-based compensation expense		—	—	—	—	—	—	—	—	1,135	—	—	1,135
Distributions to noncontrolling interests	(5,618)	—	—	—	—	—	—	—	—	—	—	—	—	(15,476)
Contributions from noncontrolling interests	292	—	—	—	—	—	—	—	—	—	—	—	—	1,303
Acquisitions of noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	5,098
Purchases of noncontrolling interests	(942)	—	—	—	—	—	—	—	—	—	—	—	—	—
Changes in fair value of noncontrolling interests	4,718	—	—	—	—	—	—	—	—	(4,718)	—	—	(4,718)	—

Balance at December 31, 2009	$38,431	7,300,000	$7	2,675,000	$3	1,330,250	$1	246,900	$(1,065)	$23,704	$(735)	$(97,784)	$(75,869)	$16,057

See the accompanying notes to the consolidated financial statements.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Deficit —(Continued)

(in thousands, except share data)

	Non- controlling interests subject to put provisions	Total American Renal Associates Holdings, Inc. Deficit												Non- controlling interests not subject to put provisions
		Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Notes Receivable from Stock- holders	Treasury Stock		Additional Paid-in Capital	Accumu- lated Deficit	Total
		Shares	Amount	Shares	Amount	Shares	Par Value		Shares	Cost
Balance at December 31, 2009	$38,431	7,300,000	$7	2,675,000	$3	1,330,250	$1	$(735)	246,900	$(1,065)	$23,704	$(97,784)	$(75,869)	$16,057
Net income (loss)	1,942	—	—	—	—	—	—	—	—	—	—	(2,684)	(2,684)	7,324
Issuance of common stock	—	—	—	—	—	328,490	—	—	—	—	7	—	7
Adjustment for tax benefits from stock awards exercised	—	—	—	—	—	—	—	—	—	—	9,140	—	9,140
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	219	—	219
Distributions to noncontrolling interests	(2,487)	—	—	—	—	—	—	—	—	—	—	—	—	(8,907)
Contributions from noncontrolling interests	128	—	—	—	—	—	—	—	—	—	—	—	—	520
Sales of noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(250)	—	(250)	626
Purchases of noncontrolling interests	(1,183)	—	—	—	—	—	—	—	—	—	—	—	—	—
Change in fair value of noncontrolling interests	6,668	—	—	—	—	—	—	—	—	—	(6,668)	—	(6,668)	—

Balance at May 7, 2010	$43,499	7,300,000	$7	2,675,000	$3	1,658,740	$1	$(735)	246,900	$(1,065)	$26,152	$(100,468)	$(76,105)	$15,620

See the accompanying notes to the consolidated financial statements.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Equity—(Continued)

(in thousands, except share data)

	Non- controlling interests subject to put provisions	Total American Renal Associates Holdings, Inc. Equity												Non- controlling interests not subject to put provisions
		Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Notes Receivable from Stock- holders	Treasury Stock		Additional Paid-in Capital	Accumu- lated Deficit	Total
		Shares	Amount	Shares	Amount	Shares	Par Value		Shares	Cost
Successor Entity Acquisition transaction	—	(7,300,000)	(7)	(2,675,000)	(3)	(1,658,740)	(1)	735	(246,900)	1,065	(26,152)	100,468	76,105	139,900

Successor Entity Opening Balances	$43,499	—	$—	—	$—	—	$—	—	$—	$—	$—	$—	$—	$155,520
Capital contribution	—	—	—	—	—	8,717,565	87	—	—	—	186,346	—	186,433	—
Issuance of common stock	—	—	—	—	—	140,000	1	—	—	—	2,939	—	2,940	—
Net income (loss)	4,478	—	—	—	—	—	—	—	—	—	—	(9,763)	(9,763)	13,966
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	369	—	369
Distributions to noncontrolling interests	(4,598)	—	—	—	—	—	—	—	—	—	—	—	—	(14,705)
Contributions from noncontrolling interests	395	—	—	—	—	—	—	—	—	—	—	—	—	1,801
Acquisitions of noncontrolling interests	310	—	—	—	—	—	—	—	—	—	—	—	—	445
Sales of noncontrolling interests	40	—	—	—	—	—	—	—	—	—	251	—	251	—
Purchases of noncontrolling interests	(245)	—	—	—	—	—	—	—	—	—	1,788	—	1,788	(4,387)
Change in fair value of noncontrolling interests	357	—	—	—	—	—	—	—	—	—	(357)	—	(357)	—

Balance at December 31, 2010	$44,236	—	$—	—	$—	8,857,565	$88	—	$—	$—	$191,199	$(9,763)	$181,524	$152,640

See the accompanying notes to the consolidated financial statements.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Equity—(Continued)

(in thousands, except share data)

	Non- controlling interests subject to put provisions	Total American Renal Associates Holdings, Inc. Equity												Non- controlling interests not subject to put provisions
		Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Notes Receivable from Stock- holders	Treasury Stock		Additional Paid-in Capital	Accumu- lated Deficit	Total
		Shares	Amount	Shares	Amount	Shares	Par Value		Shares	Cost
Balance at December 31, 2010	$44,236	—	$—	—	$—	8,857,565	$88	—	$—	$—	$191,199	$(9,763)	$181,524	$152,640
Net income	8,756	—	—	—	—	—	—	—	—	—	—	2,906	2,906	28,774
Return of capital dividend	—	—	—	—	—	—	—	—	—	—	(130,720)	—	(130,720)	—
Issuance of common stock	—	—	—	—	—	334,586	3	—	—	—	4,139	—	4,142	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	3,649	—	3,649	—
Capital issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	(8,993)	—	—	—	—	—	—	—	—	—	—	—	—	(28,030)
Contributions from noncontrolling interests	283	—	—	—	—	—	—	(761)	—	—	—	—	(761)	1,842
Acquisitions of noncontrolling interests	372	—	—	—	—	—	—	—	—	—	—	—	—	257
Sales of noncontrolling interests	284	—	—	—	—	—	—	—	—	—	404	—	404	159
Purchases of noncontrolling interests	(48)	—	—	—	—	—	—	—	—	—	(1,535)	—	(1,535)	(721)
Reclassification	845	—	—	—	—	—	—	—	—	—	—	—	—	(845)
Change in fair value of noncontrolling interests	1,757	—	—	—	—	—	—	—	—	—	(1,757)	—	(1,757)	—

Balance at December 31, 2011	$47,492	—	$—	—	$—	9,192,151	$91	(761)	$—	$—	$65,379	$(6,857)	$57,852	$154,076

See accompanying notes to the unaudited consolidated financial statements.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Successor		Predecessor
	Year ended December 31, 2011	May 8 through December 31, 2010	January 1 through May 7, 2010	Year ended December 31, 2009
Operating activities
Net income	$40,436	$8,681	$6,582	$27,529
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,865	10,746	4,429	12,127
Amortization of discounts, fees and deferred financing costs	2,527	973	205	1,212
Stock-based compensation	3,649	4,311	219	1,135
Excess tax benefit for stock options exercised, net	—	—	—	204
Change in deferred taxes	3,292	(2,652)	1,130	(108)
Accrued interest on debt agreements	11,943	—	—	377
Accrued interest on Series X preferred stock agreement	—	—	3,137	8,069
Gain on nonmonetary exchange	—	(339)	(114)	(611)
Non-cash rent charges	490	838	186	822
Loss (gain) on disposal of assets	—	—	—	18
Change in operating assets and liabilities, net of acquisitions:
Increase in accounts receivable	(4,596)	(3,311)	(2,465)	(5,439)
Decrease (increase) in inventories	264	285	(6)	(316)
(Increase) decrease in prepaid expenses and other current assets	274	(289)	(1,529)	4,040
Decrease (increase) in other assets	(720)	3,388	23	(424)
Increase (decrease) in accounts payable	(4,333)	4,097	(855)	67
Increase (decrease) in accrued compensation and benefits	2,440	953	754	(236)
Increase (decrease) in accrued expenses and other current liabilities	6,121	(3,351)	(6,331)	4,389
Increase (decrease) in other liabilities	(10)	1,613	(70)	(1,524)

Net cash provided by operating activities	79,642	25,943	5,295	51,331

Investing activities
Purchases of property and equipment	(21,908)	(13,804)	(4,904)	(15,067)
Cash paid for acquisitions of dialysis centers	(5,857)	(1,332)	(102)	(3,964)
Cash paid for predecessor entity, net of cash acquired	(2,891)	(249,716)	56	—

Net cash used in investing activities	(30,656)	(264,852)	(4,950)	(19,031)

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows—(Continued)

(in thousands)

	Successor		Predecessor
	Year ended December 31, 2011	May 8 through December 31, 2010	January 1 through May 7, 2010	Year ended December 31, 2009

Financing activities
Proceeds from borrowings	1,004	—	—	1,184
Payments on long-term debt	(2,874)	(65,896)	(5,391)	(12,001)
Payments on capital lease obligations	(48)	(90)	(249)	(663)
Proceeds from issuance of common stock	4,142	164,672	8	96
Purchase of treasury stock	—	—	—	(274)
Excess tax benefits from stock options exercised, net	—	—	—	(204)
Issuance of debt	135,600	248,200	—	—
Debt issuance costs	(3,379)	(11,291)	—	—
Return of capital dividend	(130,720)	—	—	—
Payoff of Series X mandatorily redeemable preferred stock	—	(68,088)	—	—
Distributions to noncontrolling interests	(37,023)	(19,303)	(11,394)	(21,094)
Contributions from noncontrolling interests	1,364	2,196	550	1,595
Purchases of noncontrolling interests	(2,304)	(2,844)	(1,183)	(942)
Proceeds from sales of additional noncontrolling interests	847	291	376	—

Net cash provided by (used in) financing activities	(33,391)	247,847	(17,283)	(32,303)

Net increase (decrease) in cash and cash equivalents	15,595	8,938	(16,938)	(3)
Cash and cash equivalents at beginning of period	21,179	12,241	29,179	29,182

Cash and cash equivalents at end of period	$36,774	$21,179	$12,241	$29,179

Supplemental disclosure of cash flow information
Cash paid for income taxes	$1,184	$4,847	$3,340	$7,125
Cash paid for interest	23,198	11,631	2,506	5,572

Supplemental disclosure of non-cash financing activities
Issuance of notes in exchange for interest payments	6,970	—	—	—
Issuance of notes and amounts due to sellers in connection with acquisitions	—	1,409	—	1,341
Non-controlling interest in net assets of acquisitions	629	755	98	5,098
Contributions from noncontrolling interests in the form of a receivable	761	—	—	—

See the accompanying notes to the consolidated financial statements.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(dollars in thousands, except per share amounts)

NOTE A—MERGER AND PRESENTATION

American Renal Associates Holdings, Inc. (“ARAH” or “the Parent”) owns 100% of the membership units of its subsidiary American Renal Holdings Intermediate Company, LLC, which itself has no assets other than 100% of the shares of capital stock of American Renal Holdings Inc. All of our operating activities are conducted through American Renal Holdings Inc. and its operating subsidiaries.

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

American Renal Holdings Intermediate Company, LLC is an entity formed in the Merger and prior to the Merger had no assets or liabilities other than the shares of CP Atlas Acquisition Corp. and its rights and obligations under and in connection with the Merger Agreement. As a result of the Merger, all of ARH’s issued and outstanding capital stock became owned by American Renal Holdings Intermediate Company, LLC. As such, the consolidated financial statements of American Renal Holdings Intermediate Company, LLC are identical to the consolidated financial statements of ARH.

The parties agreed to consummate the Merger, subject to the terms and conditions set forth in the Merger Agreement, for an aggregate base purchase price of $415 million, subject to adjustments for working capital, indebtedness, certain specified liabilities and certain tax savings. The aggregate base purchase price of approximately $415 million for the Merger, plus related fees and expenses, was funded by the equity investment by Centerbridge Capital Partners, L.P. and its affiliates (“Centerbridge”) as well as from certain members of management and the net proceeds from the offering of $250.0 million of Senior Secured Notes (the “Senior Secured Notes, See Note I”). The Merger and the financing transaction described above are collectively referred to herein as the “Transactions.”

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

The Transactions were consummated on May 7, 2010. Although ARH continued as the surviving corporation and same legal entity after the Merger, the accompanying consolidated financial statements are presented for two periods: predecessor and successor, which relate to the periods preceding the Merger and the period succeeding the Merger, respectively. The Merger resulted in a new basis of accounting beginning on May 8, 2010 and the financial reporting periods are presented as follows:

•	The year ended December 31, 2011 is successor, reflecting the Merger.

•

The year ended December 31, 2010 includes the predecessor period of the Company from January 1 2010 through May 7, 2010 and the successor period, reflecting the Merger of ARH and Parent, from May 7, 2010 through December 31, 2010.

•	The year ended December 31, 2009 is predecessor and does not reflect the merger.

•

The consolidated financial statements for the predecessor periods have been prepared using the historical basis of accounting for the Company. As a result of the Merger and the associated acquisition accounting, the consolidated financial statements of the successor are not comparable to periods preceding the Merger.

Total fees and expenses related to the Transactions aggregated approximately $28.5 million consisting of $23.2 million of merger and transaction-related costs, and $5.3 million of deferred financing costs. Of the $23.2 million, $7.4 million was recognized in the predecessor period and $15.8 million was recognized in the successor period.

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

As a result of the Merger, the Parent recorded approximately $503.3 million of goodwill. The components of this goodwill are primarily patient relationships and our assembled work force. The goodwill is not deductible for income tax purposes.

Fair Value of Consideration Transferred

At the closing, the Parent made a cash payment to the former shareholders of the Company equal to the sum of the initial purchase price of $217.9 million plus $1.8 million based on an estimated working capital adjustment and other adjustments in accordance with the Merger Agreement. The final working capital adjustment was settled during the third quarter of fiscal 2010 for an additional payment of $379. In addition, at the closing, Parent made a cash payment to an escrow agent for $30.0 million. In July 2010, $2.5 million was released and during the year ended December 31, 2011, $26.2 million was released with $1.3 million remaining in a third-party escrow for tax indemnification.

Of the $217.9 million, approximately $45.3 million was paid to the Company’s holders of stock options. In connection with the Merger, vesting was accelerated for all then outstanding stock options. As a result of this acceleration, the Parent determined that approximately $4.1 million of the $45.3 million payment was attributable to post-combination services and, as such, recorded an expense in the Successor statement of operations.

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

The Company’s former stockholders are additionally entitled to certain future tax benefits realized as a result of the Merger. The Parent has estimated this amount at $17.0 million for which a liability to the sellers was recognized. As of December 31, 2011, $14.8 million of this liability has been paid. Any change in the fair value of the acquisition-related consideration subsequent to the acquisition date, including changes from events after the acquisition date will be recognized in earnings in the period the estimated fair value changes.

In connection with the Merger, Parent assumed $16.7 million of liabilities which consisted of $10.1 million of term loans at the Company’s clinics and $6.6 million of Merger-related transaction expenses which the Parent settled on behalf of the Company.

In connection with the Merger, the Company’s stockholders were allowed to receive shares of American Renal Associates Holdings, Inc. in exchange for foregoing cash payments. The fair value of the shares issued in connection with such payments was approximately $24.1 million.

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). The consolidated financial statements include accounts of the Parent and the Company and the joint venture entities where the Company owns the controlling interest. Noncontrolling interests represent the minority interests of the nephrologist partners. All significant intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions that affect the reported amounts of revenues, expenses, assets, liabilities, and contingencies. Although actual results in subsequent periods will differ from these estimates, such estimates are developed based on the best information available to management and management’s best judgments at the time made. All significant assumptions and estimates underlying the reported amounts in the consolidated financial statements and accompanying notes are regularly reviewed and updated. Changes in estimates are reflected in the financial statements based upon ongoing actual experience, trends, or subsequent settlements and realizations, depending on the nature and predictability of the estimates and contingencies.

The most significant assumptions and estimates underlying these financial statements and accompanying notes involve revenue recognition and provisions for uncollectible accounts, impairments and valuation adjustments, the useful lives of property and equipment, fair value measurements, accounting for income taxes, acquisition accounting valuation estimates and stock-based compensation. Specific risks and contingencies related to these estimates are further addressed within the notes to the consolidated financial statements.

Net Operating Revenues and Allowance for Doubtful Accounts

Net operating revenues are recognized as services are provided to patients and consist primarily of reimbursement for dialysis and ancillary services provided to patients. A usual and customary fee schedule is maintained for dialysis treatment and other patient services; however, actual collectible revenue is normally at a discount to the fee schedule. Medicare and Medicaid programs are billed at predetermined net realizable rates per treatment that are established by statute or regulation. Revenue for contracted payors is recorded at contracted rates and other payors are billed at usual and customary rates, and a contractual allowance is recorded to reflect the expected net realizable revenue for services provided. Contractual allowances, along with provisions for uncollectible amounts, are estimated based upon contractual terms, regulatory compliance, and historical collection experience. Net revenue recognition and allowances for uncollectible billings require the use of estimates of the amounts that will actually be realized considering among other items, retroactive adjustments that may be associated with regulatory reviews, audits, billing reviews, and other matters.

Net operating revenues associated with patients whose primary coverage is under governmental programs, including Medicare and Medicaid, Veterans Administration, and Medicare or Medicaid Managed Care programs, accounted for approximately 60%, 60% and 57% of total net operating revenues for the years ended December 31, 2011, 2010 and 2009, respectively.

Laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates will change by a material amount in the near term. Patient accounts receivable from these programs were $52,545 and $45,099 at December 31, 2011 and 2010, respectively. No other single payor accounted for more than 5% of total patient accounts receivable.

Management fees are typically determined as a percentage of the centers’ patient revenues and are included in net revenues as earned. Any costs incurred in performing these management services are recognized in general and administrative expenses. Management fees that are charged to the joint ventures are eliminated in consolidation. The noncontrolling share of expenses is included in net income attributable to noncontrolling interests.

A significant physician-prescribed pharmaceutical administered during dialysis, EPO (Erythropoietin), is provided by a sole supplier and accounted for approximately 22% and 23% of gross operating revenues for the years ended December 31, 2010 and 2009, respectively. Starting in 2011, the majority of EPO revenue was included in the bundle rate and not as a separate billed item. Although the Parent currently receives discounted prices for EPO, the supplier has unilateral pricing discretion, and in the future, the Parent may not be able to achieve the same cost levels historically obtained.

During the period from January 1, 2010 to May 7, 2010, the Parent determined that it had developed sufficient and relevant historical experience with Medicare bad debt cost reporting to use as a basis for reliably estimating Medicare bad debt cost recoveries. As such, the Parent revised its estimate on the collectability of Medicare bad debt claims related to 2008 and 2009 which resulted in a favorable adjustment of $1.8 million to our provision for uncollectible accounts.

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

Cash and Cash Equivalents

The Parent considers all highly liquid investments with an original maturity of three months or less at time of purchase to be cash equivalents.

Fair Value Measurements

The Parent measures the fair value of certain assets, liabilities and noncontrolling interests subject to put provisions based upon certain valuation techniques that include observable or unobservable inputs and assumptions that market participants would use in pricing these assets, liabilities and noncontrolling interests. The Parent also has classified certain assets, liabilities and noncontrolling interests subject to put provisions that are measured at fair value into the appropriate fair value hierarchy levels.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market, and consist principally of pharmaceuticals and dialysis-related supplies.

Property and Equipment

For the Successor, property and equipment were adjusted to fair value as of May 8, 2010 and are currently stated at fair value less accumulated depreciation through December 31, 2011. Depreciation is being recorded over the remaining useful lives. Property and equipment acquired after May 7, 2010, are stated at cost with depreciation calculated using the straight-line method over their estimated useful lives as follows:

Buildings	39 years
Leasehold improvements	Shorter of lease term or useful lives
Equipment and information systems	3 to 7 years

For the Predecessor, property and equipment were stated at cost and depreciated using the straight-line method over the estimated useful lives presented in the preceding table.

Upon retirement or sale, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is credited or charged to income. Maintenance and repairs are charged to expense as incurred. The Parent capitalizes interest on funds borrowed to finance facility construction.

Deferred Financing Costs

Costs incurred in connection with debt issuances have been deferred, and are being amortized using the effective interest method over the term of the related instrument as interest expense.

Amortizable Intangible Assets

Amortizable intangible assets include a right of first refusal waiver, noncompete agreements and certificates of need. Each of these assets is amortized on a straight-line basis over the term of the agreement, which is generally five to ten years.

Goodwill

The excess of aggregate purchase price, including assumed liabilities, over the fair value of the net tangible and specifically identifiable intangible assets acquired in business combinations is recorded as goodwill. Goodwill is not amortized, but prior to the Parent’s adoption of the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2011-08, “ Intangibles-Goodwill and Other (Topic 350)” (“ASU 2011-08”) , was tested annually in the fourth quarter for impairment or between annual tests if indicators of potential impairment exist. The Parent adopted ASU 2011-08 in the fourth quarter of 2011, performed its qualitative assessment and concluded it was not more likely than not that the fair value of our single reporting unit was less than its carrying value. In 2010 and 2009, we compared the carrying value of our reporting unit to its fair value. Had the fair value of the reporting unit been less than its carrying amount, we would have determined the implied fair value of the goodwill and evaluated it for impairment.

Impairment of Long-Lived Assets

Long-lived assets include property and equipment and finite-lived intangibles. In the event that facts and circumstances indicate that these assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down to fair value is required. No long-lived assets were identified as impaired in 2011 and 2010.

Income Taxes

The Parent accounts for income taxes under a liability approach. Under this approach, deferred tax assets and liabilities are recognized based upon temporary differences between the financial statement and tax bases of assets and liabilities, as measured by the enacted tax rates, which will be in effect when these differences reverse. Deferred tax expense or benefit is the result of changes in deferred tax assets and liabilities between reporting periods. A valuation allowance is established when, based on an evaluation of objective verifiable evidence, there is a likelihood that some portion or all of the deferred tax assets will not be realized.

The Parent’s income tax provision relates to its share of pre-tax income from its majority-owned subsidiaries as these entities are all pass-through entities for tax purposes. Accordingly, the Parent is not taxed on the share of pre-tax income attributable to noncontrolling interests.

The Parent recognizes a tax position in its financial statements when that tax position, based solely upon its technical merits, is more likely than not to be sustained upon examination by the relevant taxing authority. Once the recognition threshold is met, the tax position is then measured to determine the actual amount of benefit to recognize in the financial statements. In addition, the recognition threshold of more-likely-than-not must continue to be met in each reporting period to support continued recognition of the tax benefit. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the financial reporting period in which that threshold is no longer met. The Parent recognizes interest and penalties related to unrecorded tax positions in its income tax expense.

Noncontrolling Interests

Noncontrolling interests represent the proportionate equity interests of other partners in the Parent’s consolidated subsidiaries, which are not wholly owned. Effective January 1, 2009, the Parent is required to treat noncontrolling interests not subject to put provisions as a separate component of equity, but apart from the Parent’s equity, and not as a liability or other item outside of equity. The Parent is also required to identify and present consolidated net income attributable to the Parent and to noncontrolling interests on the face of the consolidated statement of operations. In addition, changes in the Parent’s ownership interest while the Parent retains a controlling financial interest should be accounted for as equity transactions. In conjunction with adopting these requirements, the Parent classifies member interests with redemption features that are not solely within the Parent’s control, such as the Parent’s noncontrolling interests that are subject to put provisions, outside of permanent equity and to measure these noncontrolling interests at fair value. Changes in the fair value of noncontrolling interests subject to put provisions are accounted for as equity transactions. See Note H for further details.

Stock-Based Compensation

The Parent recognizes stock-based compensation expense associated with equity awards based on the fair value of these awards at the grant date. Stock-based compensation is recognized over the requisite service period using the straight-line method, which is generally the vesting period of the equity award, and is adjusted each period for anticipated forfeitures. For performance awards whose vesting is contingent upon liquidity events, we defer all stock-based compensation until the consummation of a liquidity event. The amount of compensation cost recognized in the consolidated statements of operations for time vested options is based on the awards that are ultimately expected to vest, and therefore, is reduced for forfeitures. See Note O for discussion of the Parent’s key assumptions included in determining the fair value of its equity awards at grant date.

Recent Accounting Pronouncements

Effective January 1, 2011, the Company adopted Accounting Standard Updates (“ASU”) 2010-24, “Health Care Entities (Topic 954): Presentation of Insurance Claims and Related Insurance Recoveries,” which clarifies that a health care entity should not net insurance recoveries against a related claim liability. The adoption had no impact on our financial position, results of operations or cash flows.

Effective January 1, 2011, the Company adopted ASU 2010-23, “Health Care Entities (Topic 954): Measuring Charity Care for Disclosure,” which prescribes a specific measurement basis of charity care for disclosure. The adoption had no impact on our financial condition, results of operations or cash flows.

In July 2011, the FASB issued ASU 2011-07: “Health Care Entities: Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for certain Health Care Entities” ASU 2011-07 states healthcare entities should present the provision for bad debts as a component of net revenues within the revenue section of their statement of operations. ASU 2011-07 is effective for us beginning on January 1, 2012. When adopted in 2012, ASU 2011-07 will result in a reduction of the Company’s or Parent’s net operating revenue and total operating expenses but will not have an impact on our financial position, results of operations and cash flows.

In September 2011, the FASB issued Accounting Standards Update 2011-08, “Intangibles-Goodwill and Other: Testing Goodwill for Impairment” (ASU 2011-08). ASU 2011-08 amends Topic 350 on testing for goodwill impairment. Specifically, ASU 2011-08 permits an entity the option to first qualitatively assess whether it is more likely than not (a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If an entity concludes that this is the case, it would be required to calculate the fair value of the reporting unit under step one of the goodwill impairment test; otherwise, no further testing is required. An entity may bypass the qualitative assessment in any period and proceed directly to step one of the goodwill impairment test, and may resume performing the qualitative assessment in any subsequent period. ASU 2011-08 provides examples of events and circumstances that may be considered in the qualitative assessment. Events and circumstances that most affect a reporting unit’s fair value or the carrying amount should bear more weight in an entity’s determination of whether or not it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendments made by ASU 2011-08 are effective for interim and annual periods beginning on or after December 15, 2011, however early adoption is allowed. The Parent elected to adopt ASU 2011-08 early and has applied its provisions to the 2011 annual impairment analysis of goodwill.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income—Presentation of Comprehensive Income.” This standard amends the current presentation requirements for comprehensive income by eliminating the presentation of the components of other comprehensive income within the statement of equity. This standard allows two options on how to present the various components of comprehensive income. These options are either to report the components of comprehensive income separately on the income statement or to present total other comprehensive income and the components of other comprehensive income in a separate statement. This standard does not change the items that must be reported in other comprehensive income or when an item must be reclassified into net income. This standard is applied retrospectively and is effective for fiscal years and interim periods within those years beginning after December 15, 2011. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement. This standard amends the current fair value measurement and disclosure requirements to improve comparability between U.S. GAAP and International Financial Reporting Standards (IFRS). The intent of this standard is to update the disclosures that describe several of the requirements in U.S. GAAP for measuring fair value and to enhance disclosures about fair value measurements which will improve consistency between U.S. GAAP and IFRS. This standard does not change the application of the requirements on fair value measurements and disclosures. This standard is applied prospectively and is effective during interim and annual periods beginning after December 15, 2011. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

NOTE C—ACQUISITIONS

The Company periodically acquires assets and liabilities of dialysis centers. The results of operations for these acquisitions are included in the Company’s consolidated statements of operations from the respective acquisition dates.

All acquisitions occurring after January 1, 2009 are required to be accounted for using the acquisition method which the acquirer recognizes the assets acquired, the liabilities assumed, contractual contingencies, as well as any noncontrolling interest in the acquiree at their fair values at the acquisition date. Transaction costs are excluded from the acquisition cost and are expensed as incurred.

Fiscal Year 2011

On August 31, 2011, the Company entered into a joint venture with a nephrologist to acquire a controlling interest in assets of a dialysis center in Georgia for cash. The Company has a 51% interest in the partnership.

On October 31, 2011, the Company entered into a joint venture with a group of nephrologists to acquire a controlling interest in assets of a dialysis center in Massachusetts for cash. The Company has a 51% interest in the partnership.

On December 1, 2011, the Company entered into a joint venture with nephrologists to acquire a controlling interest in assets of two dialysis centers in Massachusetts for cash. The Company has a 51% interest in the partnership.

The purchase price, on a combined basis for acquisitions consummated in 2011 was allocated as follows:

Property and equipment	$2,237
Inventory and other assets	218
Noncompete agreements	444
Goodwill	2,255
Less liabilities assumed	(77)
Less noncontrolling interest in net assets acquired	(629)

Purchase price	$4,448

Periods January 1, 2010 to May 7, 2010 (predecessor) and May 8, 2010 to December 31, 2010 (successor)

On February 1, 2010, the Company entered into a joint venture with a nephrologist to acquire a controlling interest in the assets of a home treatment program in Ohio for cash. The Company has a 51% interest in each of the partnership.

On September 1, 2010, the Company entered into a joint venture with a nephrologist to acquire a controlling interest in the assets of a dialysis center in Massachusetts for cash. The Company has a 51% interest in the partnership.

On December 1, 2010, the Company entered into three joint ventures with a nephrologist to acquire a controlling interest in the assets of three dialysis centers in South Carolina for cash. The Company has an 80% interest in each of the three partnerships.

The purchase price, on a combined basis for all acquisitions consummated in 2010, was allocated as follows:

	Successor	Predecessor
Property and equipment	$2,159	$15
Inventory and other assets	370	23
Noncompete agreements	332	16
Goodwill	666	146
Less liabilities assumed	(31)	—
Less noncontrolling interest in net assets acquired	(755)	(98)

Purchase price (successor includes balance due to sellers of $1,409, which was paid in 2011)	$2,741	$102

Fiscal Year 2009

On May 1, 2009, the Company entered into three joint ventures with nephrologists to acquire a controlling interest in the assets and assume certain liabilities of three dialysis centers in Georgia for cash and notes payable. The Company has a 51% interest in each of the three joint ventures.

On July 29, 2009, the Company entered into a joint venture with a nephrologist to acquire a controlling interest in the assets and assume certain liabilities of a dialysis center in Michigan for cash. The Company has a 51% interest in the joint venture.

The purchase price, on a combined basis for both acquisitions consummated in 2009, was allocated as follows:

Accounts receivable	$1,182
Other receivables and supplies	462
Property and equipment	1,433
Noncompete agreements	593
Goodwill	8,436
Less liabilities assumed	(1,703)
Less noncontrolling interest in net assets acquired	(5,098)

Purchase price (including notes to sellers of $1,341)	$5,305

The goodwill above was deductible for income tax purposes. The weighted average amortization period for the acquired noncompete agreements is ten years.

NOTE D—FAIR VALUE OF FINANCIAL INSTRUMENTS

At December 31, 2011 and 2010, only noncontrolling interests subject to put provisions are accounted for at fair value on a recurring basis and are classified and disclosed in one of the following three categories:

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

The asset or liability fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The following is a description for the valuation methodologies used for noncontrolling interests measured at fair value. There were no changes in the methodologies used at December 31, 2011.

The carrying amounts reported in the accompanying consolidated balance sheets for cash, accounts receivable, accounts payable and accrued liabilities approximate fair value because of their short-term nature. The Parent estimates the fair value of the Senior Secured Notes at $264,375, the Senior Pay-In-Kind (PIK”) Toggle Notes at $145,874 and term loans at $7,594, and the clinic related line of credit at $1,004 as of December 31, 2011. The Parent estimates the fair value of the Senior Secured Notes at $255,000 as of

December 31, 2010.

Noncontrolling interests subject to put provisions—See Note H for a discussion of the Parent’s methodology for estimating fair value of noncontrolling interest subject to put provisions.

	December 31, 2011
	Total	Level 1	Level 2	Level 3
Temporary Equity
Noncontrolling interests subject to put provisions	$47,492	$—	$—	$47,492

	December 31, 2010
	Total	Level 1	Level 2	Level 3
Temporary Equity
Noncontrolling interests subject to put provisions	$44,236	$—	$—	$44,236

NOTE E—PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31:

	2011	2010
Land	$698	$613
Buildings	2,463	1,063
Leasehold improvements	45,525	35,067
Equipment and information systems	37,685	29,244
Construction in progress	5,395	5,024

	91,766	71,011
Less accumulated depreciation	(19,350)	(8,269)

	$72,416	$62,742

Depreciation of property and equipment totaled $13,995 in 2011, $8,269 for the successor period from May 8, 2010 through December 31, 2010, $4,341 for the predecessor period from January 1, 2010 through May 7, 2010 and $11,897 in 2009. Included in construction in progress are amounts expended for leasehold improvement costs incurred during the development stage of new dialysis clinics and clinic expansions.

NOTE F—DEFERRED FINANCING COSTS AND INTANGIBLE ASSETS

Deferred financing costs and intangible assets consist of the following at December 31:

	2011	2010
Deferred financing costs	$6,559	$5,802
Less accumulated amortization	(1,595)	(829)

	$4,964	$4,973

Intangible assets:
Noncompete agreements	$19,932	$19,156
Other intangible assets	504	495

	20,436	19,651
Less accumulated amortization	(6,354)	(2,474)

Net intangible assets subject to amortization	14,082	17,177
Indefinite-lived trademarks	21,334	21,334

	$35,416	$38,511

Amortization of intangible assets totaled $3,870 for 2011, $2,474 for the successor period from May 8, 2010 through December 31, 2010, and $89 for the predecessor period January 1, 2010 through May 7, 2010 and $231 in 2009. Amortization expense for deferred financing costs totaled $766 for 2011, $972 for the successor period from May 8, 2010 through December 31, 2010 and $205 for the predecessor period January 1, 2010 through May 7, 2010 and $585 in 2009 and is included as part of interest expense. In connection with the amendment of certain loans during 2009, the Company expensed the remaining unamortized deferred financing costs of $627 associated with these loans.

The estimated annual amortization expense related to amortizable intangible assets is as follows for the years ending December 31:

2012	$4,018
2013	4,037
2014	4,023
2015	1,451
2016	94
Thereafter	459

$14,082

NOTE G—ACCRUED EXPENSES

Accrued compensation and benefits consist of the following at December 31:

	2011	2010
Accrued compensation	$6,929	$5,195
Accrued vacation pay	4,496	3,714

	$11,425	$8,909

Accrued expenses and other current liabilities consist of the following at December 31:

	2011	2010
Payor refunds and retractions	$18,591	$15,024
Accrued interest	2,672	2,674
Other	2,929	1,915

	$24,192	$19,613

NOTE H—NONCONTROLLING INTERESTS SUBJECT TO PUT PROVISIONS

The Company has potential obligations to purchase the noncontrolling interests held by third parties in several of its consolidated subsidiaries. These obligations are in the form of put provisions and are exercisable at the third-party owners’ discretion within specified periods as outlined in each specific put provision. If these put provisions were exercised, the Company would be required to purchase the third-party owners’ noncontrolling interests at the appraised fair value. The methodology the Parent uses to estimate the fair value of the noncontrolling interests subject to these put provisions is based on an average multiple of earnings, taking into consideration historical earnings and other factors. The estimated fair values of the noncontrolling interests subject to put provisions can also fluctuate and the implicit multiple of earnings at which these noncontrolling interest obligations may ultimately be settled could vary significantly from our current estimates depending upon market conditions including potential purchasers’ access to the credit and capital markets, which can impact the level of competition for dialysis and non-dialysis related businesses, the economic performance of these businesses and the restricted marketability of the third-party owners’ noncontrolling interests.

As of December 31, 2011 and 2010, the Company’s potential obligations under these put provisions totaled approximately $34,708 and $35,827, respectively. Additionally, the Company has certain put agreements which are exercisable upon the occurrence of specific events, including third-party members’ death, disability, bankruptcy, retirement, or if third-party members are dissolved. As of December 31, 2011 and 2010, the Company’s potential additional obligations under these put provisions were approximately $12,784 and $8,409, respectively. The Company’s potential obligations for all put provisions are included in noncontrolling interests subject to put provisions in the accompanying consolidated balance sheets.

During 2011, the Company purchased additional membership interests from noncontrolling interest partners, including purchases not related to put provisions. The Company paid $2,304 in aggregate for additional ownership in clinics ranging from 2.2% to 20%. These purchases have been accounted for as equity transactions.

During 2010, the Company purchased additional membership interests from noncontrolling interest partners, including purchases not related to put provisions. For the period January 1, 2010 through May 7, 2010 the Company paid $1,183 in aggregate for additional ownership clinics ranging from 3.5% to 7.5%, and for the period May 8, 2010 through December 31, 2010 the Company paid $2,844 in aggregate for additional ownership ranging from 2.3% to 10%. These purchases have been accounted for as equity transactions.

NOTE I—LONG-TERM DEBT

Long-term debt consists of the following at December 31:

	2011	2010
Senior secured notes issued May 7, 2010, interest due semi-annually at a fixed rate of 8.375% with a balloon payment due on May 15, 2018	$250,000	$250,000
Senior PIK toggle notes issued March 4, 2011, interest due semi-annually at a fixed rate of 9.75% / 10.50% with a balloon payment due on March 1, 2016	135,000	—
Accrued interest on the Senior PIK toggle notes converted into the principal amount	6,970	—
Accrued interest on the Senior PIK toggle notes intended to be converted into principal amount	4,973	—
Term loans, principal payments of $25 and interest at a fixed monthly rate of 3.5% payable monthly through December 2016	1,475	1,770
Term loan, principal payments of $9 and interest at variable rates (2.3% as of December 31, 2011) through May 2014, with balloon payment of $536 due May 2014	785	893
Term loans, principal and interest payable monthly at rates between 3.84% and 8.67% over varying periods through December 2016	5,024	4,072
Mortgage payable, principal and interest due monthly through March 2014 at a rate of 4.79%	146	207
Line of credit, fixed interest of 4.8% due monthly, converts to term January 2012	1,004	—
Line of credit, variable interest due monthly, converted into term loan January 2011	—	200

	405,377	257,142
Less: discounts and fees, net of accumulated amortization	(11,631)	(7,452)
Less: current maturities	(2,662)	(4,096)

	$391,084	$245,594

Scheduled maturities of long-term debt as of December 31, 2011 are as follows for the periods ending December 31:

2012	$2,661
2013	2,051
2014	1,788
2015	1,249
2016	147,628
Thereafter	250,000

$405,377

Senior Secured Notes

In connection with the Transactions, the Company issued $250.0 million of Senior Secured Notes (the “Notes”) at an offering price of 99.28%. The Notes are secured, subject to certain exceptions, by (i) all of the Company’s capital stock and (ii) substantially all of the assets of the Company’s wholly owned subsidiary guarantors. The Notes are guaranteed by the Company’s direct parent, American Renal Holdings Intermediate Company, LLC and all of our existing and future wholly owned domestic subsidiaries. The Notes mature on May 15, 2018. Interest is payable semi-annually at 8.375% per annum.

On or after May 15, 2015, the Company may redeem the Notes at its option, subject to certain notice periods, at a price equal to 100% of the aggregate principal amount of the Notes plus accrued and unpaid interest. From May 15, 2013 to May 14, 2015, the Company may redeem the Notes at prices ranging from 102.094% to 104.188% of the aggregate principal balance of the Notes plus accrued and unpaid interest. Prior to May 15, 2013, the Company has the option to redeem during each 12-month period up to 10% of the aggregate principal amount of the Notes at 103% of the aggregate principal amount of the Notes redeemed plus accrued and unpaid interest to the date of redemption. In addition, the Company may redeem up to 35% of the Notes before May 15, 2013, with the net cash proceeds from certain equity offerings at 108.375% of the aggregate principal amount of the Notes redeemed plus accrued and unpaid interest. The Company may also redeem some or all of the Notes before May 15, 2013 at a redemption price of 100% of the principal amount thereof plus accrued and unpaid interest, if any, to the redemption date, plus a “make-whole” premium. Upon a change in control, the Company must offer to purchase the Notes at 101% of the principal amount, plus accrued interest to the purchase date.

Senior PIK Toggle Notes

In March 2011, the Parent issued $135.0 million of aggregate Senior PIK Toggle Notes (the “PIK Notes”). The PIK Notes are due in March 2016 and bear interest at a rate of 9.75% if paid in cash or 10.50% if paid-in-kind. The net proceeds of the PIK Notes were used to pay a dividend to the Parent’s equity holders. The Parent may elect to pay interest on the notes (1) entirely in cash (“Cash Interest”), (2) entirely as PIK Interest (“PIK Interest”) or (3) 50% as Cash Interest and 50% as PIK Interest. Following an increase in the principal amount of the outstanding notes as a result of a payment of PIK Interest, the notes will accrue interest on such increased principal amount from the date of such payment. The first semi-annual interest payment of $7.0 million was in the form of PIK Interest and the Parent has elected to pay-in-kind the semi-annual interest due in March 2012. The notes are not guaranteed by any of the Parent’s subsidiaries.

On or after March 1, 2015, the Company may redeem the PIK Notes at its option, subject to certain notice periods, at a price equal to 100% of the aggregate principal amount of the PIK Notes plus accrued and unpaid interest. From March 1, 2013 to February 28, 2015, the Company may redeem the PIK Notes at prices ranging from 102.5% to 105% of the aggregate principal balance of the PIK Notes plus accrued and unpaid interest. Prior to March 1, the Company may redeem some or all of the PIK Notes at a redemption price of 100% of the principal amount thereof plus accrued and unpaid interest, if any, to the redemption date, plus a “make-whole” premium.

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

The Company has agreed that it will not permit the Consolidated Net Debt to Consolidated EBITDA (both as defined in the agreement) Ratio for any 12 month period (last four fiscal quarters) ending during a period set forth below to be greater than the ratio set forth below opposite such period:

Period	Ratio
December 31, 2011 through September 30, 2012	5.50:1.00
December 31, 2012 through September 30, 2013	5.00:1.00
December 31, 2013 through September 30, 2014	4.75:1.00
December 31, 2014 and thereafter	4.25:1.00

The Company has also agreed that it will not permit the Consolidated EBITDA to Fixed Charges (both as defined in the agreement) Ratio for any 12 month period (last four fiscal quarters) ending during a period set forth below to be lower than the ratio set forth below opposite such period:

Period	Ratio
December 31, 2011 through September 30, 2012	1.80:1.00
December 31, 2012 through September 30, 2013	2.00:1.00
December 31, 2013 through September 30, 2014	2.25:1.00
December 31, 2014 and thereafter	2.50:1.00

As of December 30, 2011 and 2010, there were no borrowings outstanding under the Credit Facility and the Company was in compliance with its covenants.

NOTE J—OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of the following at December 31:

	2011	2010
Deferred straight-line rent	$1,517	$729
Liability from tenant allowances	457	266
Fair value lease adjustment	811	1,258
Accrued professional liability	527	527
Other	50	101

	$3,362	$2,881

NOTE K—LEASES

Operating Leases

The majority of the Company’s facilities are leased under noncancelable operating leases expiring in various years through 2023. Most lease agreements cover periods from five to fifteen years, and contain renewal options of five to ten years at the fair rental value at the time of renewal. Certain leases are subject to rent holidays and/or escalation clauses. The Company expenses rent using the straight-line method over the lease term. Tenant allowances received from lessors are capitalized and amortized over the term of the leases. Rental expense under all operating leases was $11,757 for 2011, $6,635 for the successor period May 8, 2010 through December 31, 2010, $3,371 for the predecessor period January 1, 2010 through May 7, 2010, and $9,152 in 2009. The Company also subleases space to physician partners at fair values under non-cancelable operating leases expiring in various years through 2023. Rental income under all subleases was $1,230 for 2011, $775 for the successor period May 8, 2010 through December 31, 2010, $413 for the predecessor period January 1, 2010 through May 7, 2010, and $1,091 in 2009.

Future minimum lease payments under noncancelable operating leases, net of sublease receipts, are as follows as of December 31, 2011:

	Operating Leases	Less: Sublease Receipts	Net Lease Obligation
2012	$12,190	$1,122	$11,068
2013	10,894	1,098	9,796
2014	10,185	1,075	9,110
2015	9,237	1,001	8,236
2016	8,792	1,006	7,786
Thereafter	32,720	6,258	26,462

	$84,018	$11,560	$72,458

Capital Leases

Capital leases are recorded as an asset and an obligation at an amount equal to the lesser of the present value of the minimum lease payments during the lease term or the fair market value of the leased asset. Assets recorded under capital leases totaled $252 and $252, with accumulated amortization of $109 and $59 at December 31, 2011 and 2010, respectively. The cost and accumulated amortization of the equipment are included in property and equipment. Amortization expense for these assets is included in depreciation and amortization expense in the consolidated statements of operations. The future minimum commitments due under capital leases, as of December 31, 2011 are as follows for the years ending December 31:

2012	$59
2013	59
2014	59

Total minimum lease payments	177
Less portion representing interest	(15)

Present value of minimum lease payments	162
Less amount due in one year	(51)

Long-term capital lease obligations	$111

NOTE L—INCOME TAXES

The provision (benefit) for income taxes consisted of the following:

	Successor		Predecessor
	Year ended December 31, 2011	Period from May 8 through December 31, 2010	Period from January 1 through May 7, 2010	Year ended December 31, 2009
Current:
Federal	$354	$—	$512	$7,705
State	754	392	622	1,926

	1,108	392	1,134	9,631
Deferred:
Federal	3,766	(2,534)	1,320	(22)
State	(474)	(118)	(190)	(85)

	3,292	(2,652)	1,130	(107)

Total provision (benefit) for income taxes	$4,400	$(2,260)	$2,264	$9,524

The significant components of the Parent’s deferred tax assets and liabilities are as follows at December 31:

	2011	2010
Deferred tax assets:
Bad debt reserve	$2,008	$1,687
Stock-based compensation	631	146
Accrued expenses	65	168
Leases	902	796
Net operating loss and contribution carryforwards	2,273	232
Merger and transaction costs	1,372	1,627
Compensation related	906	4,279
Other	114	203

Total deferred tax assets	8,271	9,138
Deferred tax liabilities:
Goodwill and intangible amortization	(12,316)	(13,146)
Depreciation	(3,917)	(661)

Total deferred tax liabilities	(16,233)	(13,807)

Net deferred tax liabilities	$(7,962)	$(4,669)

As of December 31, 2011, the Parent has $0.5 million in federal and state loss carryforwards which expire at various dates beginning in 2015 through 2030. The income tax expense included in the accompanying consolidated statements of operations principally relates to the Parent’s proportionate share of the pre-tax income of its majority-owned subsidiaries. A reconciliation of the federal statutory rate to the Parent’s effective tax rate is as follows:

	Successor		Predecessor
	Year ended December 31, 2011	Period from May 8 through December 31, 2010	Period from January 1 through May 7, 2010	Year ended December 31, 2009
Income tax provision at federal statutory rate	35.0%	35.0%	35.0%	35.0%
Increase (decrease) in tax resulting from:
State taxes, net of federal benefit	1.0	2.6	3.3	4.2
Noncontrolling interests in passthrough entities	(29.3)	(91.3)	(37.8)	(21.3)
Nondeductible Series X interest expense	—	—	12.8	7.6
Nondeductible Transactions costs	—	24.5	11.9	—
Other permanent items, net	3.1	(6.0)	0.4	0.2

Effective income tax rate	9.8%	(35.2%)	25.6%	25.7%

The Parent and its subsidiaries file U.S. federal income tax returns and various state returns. The Parent is no longer subject to U.S. federal, state and local examinations by tax authorities for years before 2007.

In 2009, the Company recognized a liability for uncertain tax positions totaling $505 attributable to a bad debt deduction taken. An addition of $60 interest has been added to the position for prior years. There were no additions based on tax positions related to the current year. There were no settlements or lapse of statute of limitations. The balance at December 31, 2011 is $565, which includes $60 of interest. This liability is expected to be paid in the next year. The resolution of this uncertain tax position will have no impact on the provision for income taxes.

NOTE M—SERIES X REDEEMABLE PREFERRED STOCK

As part of a recapitalization transaction in 2005, certain investors, including holders of Series A and Series B convertible preferred stock, purchased 40,500 shares of Series X redeemable preferred stock at $1,000 per share. Series X redeemable preferred stock accrues dividends at a rate of 12% per annum, compounding quarterly. Dividends recorded during 2009 were $7,248 and was included in interest expense. In connection with the 2005 recapitalization, the purchasers of the Series X redeemable preferred stock received 3,844,000 detachable common stock warrants which had an exercise price of $.005 per share. These warrants were valued at $1.50 per share ($5,747 in the aggregate), and included in additional paid-in capital. These warrants were exercised in connection with the Transactions as discussed in Note A.

The allocation of proceeds to the warrants resulted in an original issue discount on the Series X redeemable preferred stock, which was being amortized through December 2012. Amortization of $821 in predecessor period was recorded in interest expense for the year ended December 31, 2009, and $274 was recorded in the period January 1 to May 7, 2010.

In May 2010, Series X redeemable preferred stock was redeemed for $68,088 in connection with the Transactions .

NOTE N—STOCKHOLDERS’ EQUITY

Preferred Stock—Successor

The Company has 1,000,000 authorized shares of preferred stock, $0.01 par value per share, of which no shares were issued and outstanding as of December 31, 2011.

Common Stock—Successor

The Company has 11,000,000 authorized shares of common stock, $0.01 par value per share, of which 9,192,151 shares were issued and outstanding as of December 31, 2011.

In July 2010, Parent commenced an offering to provide its existing physician equity partners an opportunity to invest in the Parent. In accordance with a July 2010 Private Placement Memorandum, cash investments could be made to acquire either 1,250 or 2,500 shares of Parent common stock at a price per share equal to the fair market value of Parent’s common stock on the date of issuance. This offering was completed in September 2010 and resulted in the sale of 140,000 shares at $21.00 per share resulting in gross process of $2,940.

In March 2011, Parent paid a return of capital dividend of $130.8 million to its equity holders.

In October 2011, Parent commenced an offering to provide its existing physician equity partners an opportunity to invest in the Parent. In accordance with a Private Placement Memorandum, cash investments could be made to acquire either 2,010 or 4,020 shares of Parent common stock at a price per share equal to the fair market value of Parent’s common stock on the date of issuance. This offering was completed in November 2011 and resulted in the sale of 331,650 shares at $13.06 per share resulting in gross proceeds of $4,331.

Series A Convertible Preferred Stock—Predecessor

The Series A convertible preferred stock was initially convertible on a 2:1 basis into shares of the Company’s common stock. The Series A convertible preferred stock had a liquidation preference equal to $3.4625 per share plus any accrued and unpaid dividends (the Series A Liquidation Value), and ranked junior in priority to the Series X redeemable preferred stock and senior in priority to all other equity securities of the Company. Each share of Series A convertible preferred stock was convertible into the Company’s common stock at any time at the option of the holder thereof, and would be automatically converted into the Company’s common stock upon a qualified initial public offering. The Series A convertible preferred stock accrued cumulative dividends at a rate of 10% per year compounded annually on the then-effective Series A Liquidation Value. Dividends were payable quarterly in arrears, when, as, and if declared by the Board. The amount of undeclared dividends for the year ended December 31, 2009 was $6,757, and as of December 31, 2009 cumulative undeclared dividends were $23,770. The Series A preferred stock was liquidated in connection with the Transactions.

Series B Convertible Preferred Stock—Predecessor

The Series B convertible preferred stock was initially convertible on a 2:1 basis into shares of the Company’s common stock. The Series B convertible preferred stock had a liquidation preference equal to $3.4625 per share (the Series B Liquidation Value) and ranked junior in priority to the Series X redeemable preferred stock and the Series A convertible preferred stock and senior in priority to all other equity securities of the Company. Each share of Series B convertible preferred stock was convertible into the Company’s common stock at any time at the option of the holder thereof, and would be automatically converted into the Company’s common stock upon a qualified initial public offering. The Series B convertible preferred stock did not accumulate dividends. The Series B preferred stock was liquidated in connection with the Transactions.

Common Stock—Predecessor

The Predecessor’s common stock was liquidated in connection with the Transactions.

NOTE O—STOCK-BASED COMPENSATION

The majority of the Company’s stock-based compensation arrangements have a ten-year term and vest as follows:

1.	One-third of the total grant over a five year vesting schedule (service-based)

2.	One-third of the total grant on a 2.5X event (market and performance)

3.	One-third of the grant on a 3.0X event (market and performance)

The Company’s stock-based compensation awards are measured at their estimated grant-date fair value. For the service-based portion, compensation expense is recognized on the straight-line method over their requisite service periods as adjusted for actual forfeitures. For market and performance based awards, the Company defers all stock-based compensation until the consummation of the performance condition.

Share-Based Compensation Plans:

(a) American Renal Associates, Inc. 2000 Stock Option Plan

In 2000, the Company adopted the American Renal Associates, Inc. 2000 Stock Option Plan (the 2000 Plan), under which 4,000,000 shares of the Company’s common stock were reserved for issuance to employees, directors, and consultants. Options granted under the 2000 Plan may be incentive stock options or nonstatutory stock options. Stock purchase rights may also be granted under the 2000 Plan. As of December 31, 2011, options to purchase an aggregate of 40,194 shares of common stock were outstanding under the 2000 Plan.

(b) American Renal Holdings Inc.2005 Equity Incentive Plan

On December 16, 2005, the Company established the American Renal Holdings Inc. 2005 Equity Incentive Plan (the 2005 Plan), under which 3,659,800 shares of the Company’s common stock were reserved for issuance to employees, directors, and consultants. Options granted under the 2005 Plan may be incentive stock options or nonstatutory stock options. As of December 31, 2011, options to purchase an aggregate of 163,083 shares of common stock were outstanding under the 2005 Plan.

(c) American Renal Associates Holdings, Inc. 2010 Stock Incentive Plan

In May 2010, the Parent adopted the American Renal Associates Holdings, Inc. 2010 Stock Incentive Plan (the 2010 Plan) under which 1,574,782 shares of the Parent’s common stock were reserved for issuance to the Company’s employees, directors and consultants. Options granted under the 2010 Plan must be nonstatutory stock options. Stock appreciation rights may also be granted under the 2010 Plan. As of December 31, 2011, options to purchase an aggregate of 1,364,322 shares of common stock were outstanding under the 2010 Plan.

(d) American Renal Associates Holdings, Inc. 2011 Stock Option Plan for Nonemployee Directors

In January 2011, the Parent adopted the American Renal Associates Holdings, Inc. 2011 Stock Option Plan for Nonemployee Directors (the 2011 Director’s Plan) under which 100,000 shares of the Parent’s common stock were reserved for issuance to the Company’s directors and consultants. Options granted under the 2011 Director’s Plan must be nonstatutory stock options. Stock appreciation rights may also be granted under the 2011 Plan. As of December 31, 2011, options to purchase an aggregate of 16,000 shares of common stock were outstanding under the 2011 Plan.

Merger

In connection with the Merger, all unvested options from the 2000 and 2005 Plan were vested and all outstanding stock options were either converted into the right to receive the difference between $9.50 and the exercise price of the stock option or were rolled-over into fully vested options in the Parent. On May 8, 2010, 214,308 options were rolled-over (“Rollover Options”). As a result, the Company paid approximately $45.3 million related to the conversion of stock options of which $3.7 million was recorded as stock-based compensation expense during the period from May 8, 2010 to December 31, 2010 and the remaining $41.6 million was accounted for as part of the purchase price of the Transaction. In connection with the conversion of these options, the Company recognized a tax benefit of $9.1 million in the period from January 1, 2010 to May 7, 2010 for compensation deducted in tax returns filed for this period which has been credited to additional paid-in capital in the predecessor period. Under the terms of the Merger Agreement, this tax savings is to be paid to the selling shareholders as part of the purchase price.

Dividend

In March 2011, the Parent declared and paid a dividend equal to $14.49 per share to holders of the Parent’s common stock. In connection with the dividend, the Parent also made a dividend equivalent payment of approximately $2.5 million to holders of Rollover Options which was recorded as stock-based compensation expense in the consolidated statement of operations. Additionally, in connection with the dividend, the exercise prices of the outstanding Rollover Options were also adjusted. The adjustment was made at the election of the Board of Directors and was not required to be made under the applicable predecessor option plan provisions. As such, the adjustment was accounted for as a modification of the stock option which resulted in stock-based compensation expense of approximately $0.3 million.

In connection with the March 2011 dividend, the exercise prices of the outstanding 2010 Plan options were also adjusted as required under the 2010 Plan. No stock-based compensation was required to be recognized in connection with the modification of these options.

Shares Reserved

As of December 31, 2011, there were 294,460 shares remaining for issuance for future equity grants under the Parent’s stock plans, consisting of 210,460 shares under the 2010 Plan and 84,000 shares under the 2011 Director’s Plan. There were no shares available for future equity grants under the 2000 and 2005 Plans.

Equity Grants, Assumptions and Activity

During 2011, the Company issued approximately 135,605 options to its employees under the Company’s share-based compensation plans and approximately 16,000 shares to its non-employee Directors.

The following table presents the stock-based compensation expense and related income tax benefit included in the Parent’s consolidated statements of operations.

	Successor		Predecessor
	Year ended December 31, 2011	May 8, 2010 through December 31, 2010	January 1, 2010 through May 7, 2010	Year ended December 31, 2009
Stock-based compensation expense:
Patient care costs	$816	$1,625	$97	$363
General and administrative	2,833	2,778	122	772

Total stock-based compensation	$3,649	$4,403	$219	$1,135

Income tax benefit	$(1,277)	$(1,541)	$(77)	$(397)

Stock Options

The Company estimates the fair value of stock options by using a lattice-based option valuation model for the portion of the option that contain both a market and performance condition and the Black-Scholes valuation model for the portion of the option that contains a service-based condition. Key inputs used to estimate the fair value of stock options include the exercise price of the award, the expected term of the option, the expected volatility of the Parent’s common stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. The amount of compensation cost recognized in the consolidated statements of operations is based on the awards that ultimately vest, and therefore, is reduced for forfeitures.

The weighted-average assumptions used in the option valuation models are as follows.

	Year ended December 31, 2011	May 8, 2010 through December 31, 2010	January 1, 2010 through May 7, 2010	Year ended December 31, 2009
Expected volatility (1)	39-40%	44%	*	39%
Expected term in years (2)	6.5	6.5	*	7
Risk-free interest rate (3)	1.5-2.8%	2.4%	*	2.7%
Expected annual dividend yield (4)	—%	—%	*	—%
Weighted-average grant-date fair value	$3.92	$9.14	*	$1.42

*	No option grants made during this period.
(1)	The expected volatility for each grant is determined based on the average of historical weekly price changes of stock of comparable publicly traded companies over a period of time which approximates the expected option term.
(2)	Expected term of an option is based on the “short-cut method” as prescribed by SEC SAB No. 110.
(3)	The risk-free interest rate is based on the yield of zero-coupon U.S. Treasury securities for a period that is commensurate with the expected option term at the time of grant.
(4)	Expected dividend yield of 0% is based on the Parent’s intention not to pay a dividend in the future.

The following table summarizes the combined stock option activity under the Parent’s stock option plans for the year ended December 31, 2011:

	Shares	Weighted- average exercise price	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value
Options outstanding as of January 1, 2011	1,462,839	$5.78
Granted	151,605	9.85
Exercised	(2,936)	0.45
Forfeited/Cancelled	(27,909)	6.65

Options outstanding as of December 31, 2011	1,583,599	$6.17	8.23	$10,917
Vested and expected to vest as of December 31, 2011	660,331	$5.16	7.65	$5,213
Exercisable as of December 31, 2011	289,143	$2.94	6.35	$2,925

The aggregate intrinsic value of stock options exercised (i.e., the difference between the market price at exercise and the price paid by the employee at exercise) in 2011, May 8 to December 31, 2010, January 1 to May 7, 2010 and 2009 was $15, none, $0.2 million, and $4 million, respectively. The aggregate intrinsic value of stock options outstanding and exercisable as of December 31, 2011 is based on the difference between the fair value of the Parent’s stock of $13.06 on December 31, 2011 and the exercise price of the applicable stock options.

Based on equity awards outstanding as of December 31, 2011, there was $11.1million of unrecognized compensation costs, net of estimated forfeitures, related to unvested share-based compensation arrangements of which $7.2 million is attributable to vesting upon contingent events and $3.9 million is attributable to time-based vesting. The compensation costs associated with time-based vesting is expected to be recognized as expense over a weighted-average period of approximately 3.5 years.

NOTE P—RELATED PARTY TRANSACTIONS

The Company has lease agreements for dialysis clinics with noncontrolling interest members or entities under the control of noncontrolling interest members. The amount of rent expense under these lease arrangements was approximately $3,290, $2,564 and $2,468 in 2011, 2010 and 2009, respectively. In addition, in 2008, the Company subleased space at one of its dialysis clinics to the noncontrolling interest member. Rent income under this sub-lease arrangement, which extends to 2023, amounted to $530, $516 and $510 in 2011, 2010 and 2009, respectively. Future rental receipts of $6,357 due from this related party are included in sublease receipts as presented in Note K.

Upon consummation of the Merger, the Parent, American Renal Holdings Intermediate Company, LLC and the Company entered into a management services agreement with Centerbridge. Under this agreement, Centerbridge agreed to provide to the Parent certain investment banking, management, consulting, and financial planning services on an ongoing basis. In consideration for these services, the Parent pays Centerbridge an annual advisory services fee (payable quarterly) of the greater of (i) an amount equal to the greater of (x) $550,000 or (y) the advisory services fee of the previous fiscal year or (ii) an amount equal to 1.25% of EBITDA, minus a personnel expense deduction, if applicable. During the year ended December 31, 2011 and the period from May 8, 2010 to December 31, 2010, the Parent recorded $0.7 and $0.5 million, respectively, of expense related to this agreement. Centerbridge is also entitled to receive an additional fee equal to 1.0% of the enterprise value and/or aggregate value, as applicable, for any future fundamental or significant transactions in which Centerbridge is involved. The Parent paid a transaction fee of $4.8 million (including reimbursement of expenses) to Centerbridge for financial advisory services rendered in connection with the Merger all of which was expensed as a merger and transaction related cost in the period May 8, 2010 to December 31, 2010. These services included assisting the Parent in structuring the Merger, taking into account tax considerations and optimal access to financing, and assisting in the negotiation of the Parent’s material agreements and financing arrangements in connection with the Merger.

NOTE Q—COMMITMENTS AND CONTINGENCIES

Healthcare provider revenues may be subject to adjustment as a result of (i) examinations of the Company or Medicare or Medicaid Managed Care programs that the Company serves, by government agencies or contractors, for which the resolution of any matters raised may take extended periods of time to finalize; (ii) differing interpretations of government regulations by different fiscal intermediaries or regulatory authorities; (iii) differing opinions regarding a patient’s medical diagnosis or the medical necessity of service provided; (iv) retroactive applications or interpretations of governmental requirements; and (v) claims for refund from private payors, including as the result of government actions. Management believes it has recorded adequate provisions to consider potential revenue adjustments.

The Company had future obligations under contracts related to the construction of clinics totaling $4,692 as of December 31, 2011 which are expected to be paid in 2012.

Professional Liability Coverage

The Company maintains professional liability insurance coverage on a claims-made basis. Under this type of policy, claims based on occurrences during its term, but reported subsequently, will be uninsured should the policy not be renewed or replaced with other coverage. Management expects to be able to obtain renewal or other coverage in future periods, and has accrued the estimated cost associated with coverage of past occurrences reported in subsequent periods.

Litigation

The Company and its subsidiaries are defendants in various legal actions in the normal course of business. In the opinion of the Company’s management, based in part on the advice of outside counsel, the resolution of these matters will not have a material effect on the Parent’s financial position, results of operations or cash flows.

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

NOTE R—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Year ended December 31, 2011
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Year
Net operating revenues	$84,668	$89,641	$92,666	$93,106	$360,081
Merger and transaction-related costs	36	186	228	154	604
Operating income	14,351	21,357	22,188	23,176	81,072
Income before income taxes	7,310	11,774	12,436	13,316	44,836
Net income (loss) attributable to ARAH	(144)	1,318	1,348	384	2,906

	Year ended December 31, 2010
	Predecessor		Successor
	1st Qtr	2nd Qtr		3rd Qtr	4th Qtr
		April 1, 2010 through May 7, 2010	May 8, 2010 through June 30, 2010
Net operating revenues	$71,631	$30,463	$43,602	$77,231	$81,928
Merger and transaction-related costs	1,766	5,612	14,687	152	944
Operating income (loss)	13,118	1,445	(10,088)	15,300	16,030
Income (loss) before income taxes	8,888	(42)	(13,408)	9,415	10,414
Net income (loss) attributable to ARAH	243	(2,927)	(15,824)	1,531	4,530

American Renal Associates Holdings, Inc.

Schedule II—Valuation and Qualifying Accounts

(in thousands) Allowance for Doubtful Accounts	Balance at Beginning of Period	Charged to Expense	Deductions	Balance at End of Period
Year Ended December 31, 2011 (successor)	$1,498	$4,178	$(1,592)	$4,084
May 8 through December 31, 2010 (successor)	$—	$1,915	$(417)	$1,498

January 1, 2010 through May 7, 2010 (predecessor)	$8,165	(334)	1,662	$9,493
Year Ended December 31, 2009 (predecessor)	$7,833	3,216	(2,884)	$8,165

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC.
(Registrant)

/s/ Michael R. Costa
Name:	Michael R. Costa
Title:	Vice President, General Counsel and Secretary

Date: March 15, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 15th day of March 2012.

Signature	Title	Date

/S/ JOSEPH A. CARLUCCI Joseph A. Carlucci	Chief Executive Officer, Director (Principal Executive Officer)	March 15, 2012

/S/ JON WILCOX Jon Wilcox	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2012

/S/ SYED T. KAMAL Syed T. Kamal	President, Director	March 15, 2012

/S/ CHRISTOPHER T. FORD Christopher T. Ford	Chairman of the Board	March 15, 2012

/S/ STEVEN M. SILVER Steven M. Silver	Director	March 15, 2012

/S/ JARED S. HENDRICKS Jared S. Hendricks	Director	March 15, 2012

/S/ MICHAEL E. BOXER Michael E. Boxer	Director	March 15, 2012

/S/ THOMAS ERICKSON Thomas Erickson	Director	March 15, 2012

The foregoing constitutes all of the Board of Directors and the Principal Executive, Financial and Accounting Officers of the Registrant.

*By:	/s/ Michael R. Costa
Michael R. Costa
Attorney-in-Fact

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

The Company is not required to send annual reports or proxy statements to its security holders because it has no classes of equity securities registered under the Exchange Act. Therefore, no such annual reports or proxy statements have been sent to its security holders.

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

2.1	Contribution and Merger Agreement, dated as of March 22, 2010, by and among American Renal Holdings Inc., the rollover stockholders named therein, Wachovia Capital Partners GP I, LLC, C.P. Atlas Holdings, Inc., C.P. Atlas Intermediate Holdings, LLC and C.P. Atlas Acquisition Corp. (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

3.1	Restated Certificate of Incorporation of American Renal Associates Holdings, Inc. (including all prior amendments to such Certificate of Incorporation) (incorporated by reference to Quarterly Report on Form 10-Q filed by the Company on November 10, 2011).

3.2	American Renal Associates Holdings, Inc. By-Laws (incorporated by reference to Quarterly Report on Form 10-Q filed by the Company on November 10, 2011).

3.3	Form of Joint Venture Operating Agreement (incorporated by reference to Amendment No. 1 to the registration statement on Form S-4 filed by American Renal Holdings Inc. on December 6, 2010)

3.4	Certificate of Formation of C.P. Atlas Intermediate Holdings, LLC (now named American Renal Holdings Intermediate Company, LLC), as amended (incorporated by reference to Amendment No. 1 to the registration statement on Form S-4 filed by American Renal Holdings Inc. on December 6, 2010).

3.5	Restated Certificate of Incorporation of American Renal Holdings Inc., as amended (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

3.6	Limited Liability Company Agreement of C.P. Atlas Intermediate Holdings, LLC (now named American Renal Holdings Intermediate Company, LLC) (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

3.7	Certificate of Formation of American Renal Associates LLC (incorporated by reference to Amendment No. 1 to the registration statement on Form S-4 filed by American Renal Holdings Inc. on December 6, 2010).

3.8	Limited Liability Company Agreement of American Renal Associates LLC (incorporated by reference to Amendment No. 1 to the registration statement on Form S-4 filed by American Renal Holdings Inc. on December 6, 2010).

3.9	Certificate of Formation of Texas-ARA LLC (incorporated by reference to Amendment No. 1 to the registration statement on Form S-4 filed by American Renal Holdings Inc. on December 6, 2010).

3.10	Texas-ARA LLC Operating Agreement (incorporated by reference to Amendment No. 1 to the registration statement on Form S-4 filed by American Renal Holdings Inc. on December 6, 2010).

3.11	Certificate of Formation of JKC Holding LLC (incorporated by reference to Amendment No. 1 to the registration statement on Form S-4 filed by American Renal Holdings Inc. on December 6, 2010).

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

3.12	JKC Holding LLC Operating Agreement (incorporated by reference to Amendment No. 1 to the registration statement on Form S-4 filed by American Renal Holdings Inc. on December 6, 2010).

3.13	Certificate of Formation of ARA-Rhode Island Dialysis II LLC (incorporated by reference to Amendment No. 1 to the registration statement on Form S-4 filed by American Renal Holdings Inc. on December 6, 2010).

3.14	ARA-Rhode Island Dialysis II LLC Operating Agreement (incorporated by reference to Amendment No. 1 to the registration statement on Form S-4 filed by American Renal Holdings Inc. on December 6, 2010).

3.15	Certificate of Formation of ARA-Ohio Holdings LLC (incorporated by reference to Amendment No. 1 to the registration statement on Form S-4 filed by American Renal Holdings Inc. on December 6, 2010).

3.16	ARA-Ohio Holding LLC Operating Agreement (incorporated by reference to Amendment No. 1 to the registration statement on Form S-4 filed by American Renal Holdings Inc. on December 6, 2010).

3.17	Certificate of Formation of ARA-Boca Raton Holding LLC (incorporated by reference to Amendment No. 1 to the registration statement on Form S-4 filed by American Renal Holdings Inc. on December 6, 2010).

3.18	ARA-Boca Raton Holding LLC Operating Agreement (incorporated by reference to Amendment No. 1 to the registration statement on Form S-4 filed by American Renal Holdings Inc. on December 6, 2010).

3.19	Certificate of Formation of American Renal Management LLC (incorporated by reference to Amendment No. 1 to the registration statement on Form S-4 filed by American Renal Holdings Inc. on December 6, 2010).

3.20	American Renal Management LLC Operating Agreement (incorporated by reference to Amendment No. 1 to the registration statement on Form S-4 filed by American Renal Holdings Inc. on December 6, 2010).

3.21	Certificate of Formation of AKC Holding LLC (incorporated by reference to Amendment No. 1 to the registration statement on Form S-4 filed by American Renal Holdings Inc. on December 6, 2010).

3.22	AKC Holding LLC Operating Agreement (incorporated by reference to Amendment No. 1 to the registration statement on Form S-4 filed by American Renal Holdings Inc. on December 6, 2010).

3.23	Certificate of Formation of Acute Dialysis Services-ARA LLC (incorporated by reference to Amendment No. 1 to the registration statement on Form S-4 filed by American Renal Holdings Inc. on December 6, 2010).

3.24	Acute Dialysis Services-ARA LLC Operation Agreement (incorporated by reference to Amendment No. 1 to the registration statement on Form S-4 filed by American Renal Holdings Inc. on December 6, 2010).

3.25	Certificate of Limited Partnership of American Renal Texas L.P. (incorporated by reference to Amendment No. 1 to the registration statement on Form S-4 filed by American Renal Holdings Inc. on December 6, 2010).

3.26	American Renal Texas L.P. Agreement of Limited Partnership (incorporated by reference to Amendment No. 1 to the registration statement on Form S-4 filed by American Renal Holdings Inc. on December 6, 2010).

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

3.27	Certificate of Limited Partnership of American Renal Texas II, L.P. (incorporated by reference to Amendment No. 1 to the registration statement on Form S-4 filed by American Renal Holdings Inc. on December 6, 2010)

3.28	American Renal Texas II, L.P. Agreement of Limited Partnership (incorporated by reference to Amendment No. 1 to the registration statement on Form S-4 filed by American Renal Holdings Inc. on December 6, 2010)

4.1	Indenture, dated as March 4, 2011, between American Renal Holdings Company, Inc. (now known as American Renal Associates Holdings Inc.) and Wilmington Trust, National Association (as successor by merger to Wilmington Trust FSB) (incorporated by reference to the registration statement on Form S-4 filed by the Company on July 22, 2011)

4.2	Registration Rights Agreement, dated as March 4, 2011, among American Renal Associates Holdings Inc. (now known as American Renal Associates Holdings, Inc.) and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Barclays Capital Inc., as representatives to the several initial purchasers (incorporated by reference to the registration statement on Form S-4 filed by the Company on July 22, 2011)

4.3	Form of 9.75%/10.50% Senior PIK Toggle Notes due 2016 (included in Exhibit 4.1)

10.1	Indenture, dated as May 7, 2010, among American Renal Holdings Inc., the guarantors named therein and Wilmington Trust FSB, as trustee (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

10.2	Registration Rights Agreement, dated as May 7, 2010, among American Renal Holdings Inc., the guarantors named therein, and Banc of America Securities LLC, Barclays Capital Inc. and Wells Fargo Securities, LLC, as representatives to the several initial purchasers (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

10.3	Form of 8.375% Senior Secured Note due 2018 (included in Exhibit 10.1).

10.4	Security Agreement dated as May 7, 2010, among American Renal Holdings Inc., the guarantors named therein and Wilmington Trust FSB, as collateral agent (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

10.5	Trademark Security Agreement, dated as of May 7, 2010, between American Renal Associates LLC and Wilmington Trust FSB, as collateral agent (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

10.6	Intercreditor Agreement among American Renal Holdings Inc., C.P. Atlas Acquisition Corp., the guarantors named therein, Bank of America, N.A., as credit agreement administrative agent, and Wilmington Trust FSB, as collateral agent (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

10.7	Credit Agreement, dated as of May 7, 2010, among C.P. Atlas Acquisition Corp. (to be merged with and into American Renal Holdings Inc.), C.P. Intermediate Holdings, LLC, Bank of America, N.A. and the other lenders party thereto (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

10.8	Guaranty, dated as of May 7, 2010, among C.P. Atlas Acquisition Corp. (to be merged with and into American Renal Holdings Inc.), the guarantors named therein, Bank of America, N.A. and the other secured parties named therein (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

10.9	Security Agreement, dated as of May 7, 2010, among C.P. Atlas Acquisition Corp. (to be merged with and into American Renal Holdings Inc.), the guarantors party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

10.10	Employment Agreement, dated as of March 22, 2010, among American Renal Management LLC, American Renal Holdings Inc. and Christopher T. Ford (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

10.11	Employment Agreement, dated as of March 22, 2010, among American Renal Management LLC, American Renal Holdings Inc. and Syed T. Kamal (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

10.12	Employment Agreement, dated as of March 22, 2010, among American Renal Management LLC, American Renal Holdings Inc. and Joseph A. Carlucci (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

10.13	Employment Agreement, dated as of March 22, 2010, among American Renal Management LLC, American Renal Holdings Inc. and John J. McDonough (as amended) (incorporated by reference to the registration statements on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010, and by American Renal Associates Holdings, Inc. on July 22, 2011).

10.14	2010 American Renal Associates Holdings, Inc. Stock Incentive Plan (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

10.15	Subscription Agreement, dated as of May 7, 2010, by and between C.P. Atlas Holdings, Inc., Centerbridge Capital Partners, L.P., Centerbridge Capital Partners SBS, L.P., Centerbridge Capital Partners Strategic, L.P., AFOS Equity LLC, Black Diamond Partners LLC, JJ Bark LLC and Tribeca Investments LLC (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

10.16	Equity Contribution, Exchange and Subscription Agreement, dated as of March 22, 2010, by and between C.P. Atlas Holdings, Inc. and Joseph A. Carlucci (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

10.17	Equity Contribution, Exchange and Subscription Agreement, dated as of March 22, 2010, by and between C.P. Atlas Holdings, Inc. and Christopher T. Ford 2005 Grantor Retained Annuity Trust (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

10.18	Equity Contribution, Exchange and Subscription Agreement, dated as of March 22, 2010, by and between C.P. Atlas Holdings, Inc. and Christopher T. Ford 2008 Grantor Retained Annuity Trust (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

10.19	Equity Contribution, Exchange and Subscription Agreement, dated as of April 30, 2010, by and between C.P. Atlas Holdings, Inc. and Wesley V. Forgue (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

10.20	Equity Contribution, Exchange and Subscription Agreement, dated as of March 22, 2010, by and between C.P. Atlas Holdings, Inc. and Syed T. Kamal (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

10.21	Equity Contribution, Exchange and Subscription Agreement, dated as of March 22, 2010, by and between C.P. Atlas Holdings, Inc. and John McDonough (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

10.22	Equity Contribution, Exchange and Subscription Agreement, dated as of April 29, 2010, by and between C.P. Atlas Holdings, Inc. and Lakhan Saha (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

10.23	Transaction Fee and Advisory Services Agreement, dated as of May 7, 2010, by and among C.P. Atlas Holdings, Inc., C.P. Atlas Intermediate Holdings, LLC, American Renal Holdings Inc. and Centerbridge Advisors, LLC (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

10.24	2011 American Renal Associates Holdings, Inc. Stock Option Plan for Nonemployee Directors (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

10.25	Employment Agreement, dated as of October 13, 2011, among American Renal Management LLC, American Renal Holdings Inc. and Michael R. Costa (incorporated by reference to the Current Report on Form 8-K filed by American Renal Holdings Inc. on October 14, 2011).

10.26	Employment Agreement, dated as of October 13, 2011, among American Renal Management LLC, American Renal Holdings Inc. and Jon Wilcox (incorporated by reference to the Current Report on Form 8-K filed by American Renal Holdings Inc. on October 14, 2011).

12.1*	Statement of Computation of Ratio of Earnings to Fixed Charges

21.1*	Subsidiaries of American Renal Associates Holdings Inc.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from the Annual Report on Form 10-K for the fiscal year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations ; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to the Consolidated Financial Statements.

*	Filed herein