Form 10-Q
period 2012-03-31
American Renal Associates Holdings, Inc.
filed 2012-05-11
CIK 1525040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 8, 2012, there were outstanding 9,192,151 shares of common stock, $0.01 par value per share, of American Renal Associates Holdings, Inc., none of which were publicly traded.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except for share data)

	March 31, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash	$41,727	$36,774
Accounts receivable, less allowance for doubtful accounts of $4,262 and $4,084 at March 31, 2012 and December 31, 2011, respectively	56,448	56,027
Inventories	2,258	2,210
Prepaid expenses and other current assets	5,674	4,620
Income tax receivable	1,322	1,322
Deferred tax assets	8,271	8,271

Total current assets	115,700	109,224
Property and equipment, net	74,747	72,416
Deferred financing costs, net	4,737	4,962
Intangible assets, net	35,462	35,416
Other long-term assets	2,111	1,734
Goodwill	512,062	504,045

Total assets	$744,819	$727,797

Liabilities and Equity
Current liabilities:
Accounts payable	$17,773	$17,065
Accrued compensation and benefits	10,294	11,425
Accrued expenses and other current liabilities	29,101	24,192
Amount due to sellers	2,192	2,192
Current portion of long-term debt	2,738	2,662
Current portion of capital lease obligations	52	51

Total current liabilities	62,150	57,587
Long-term debt, less current portion	395,870	391,084
Capital lease obligations, less current portion	98	111
Other long-term liabilities	3,129	3,362
Deferred tax liabilities	16,233	16,233

Commitments and contingencies (Note K)

Noncontrolling interests subject to put provisions	48,219	47,492

Equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued
Common stock, $0.01 par value, 11,000,000 shares authorized, 9,192,151 issued and outstanding as March 31, 2012 and December 31, 2011	91	91
Additional paid-in capital	66,233	65,379
Receivable from shareholders	(257)	(761)
Accumulated deficit	(5,462)	(6,857)

Total American Renal Associates Holdings, Inc. equity	60,605	57,852
Noncontrolling interests not subject to put provisions	158,515	154,076

Total equity	219,120	211,928

Total liabilities and equity	$744,819	$727,797

See accompanying notes to the unaudited consolidated financial statements.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Operations

(in thousands)

	Three Months Ended March 31,
	2012	2011

Patient service operating revenues	$97,164	$84,668
Less: Provision for uncollectible accounts	(887)	(1,264)

Net patient service operating revenues	96,277	83,404

Operating expenses:
Patient care costs	58,079	54,280
General and administrative	10,431	10,388
Merger and transaction-related costs	—	36
Depreciation and amortization	4,778	4,349

Total operating expenses	73,288	69,053

Operating income	22,989	14,351
Interest expense, net	(9,995)	(7,041)

Income before income taxes	12,994	7,310
Income tax expense (benefit)	970	(95)

Net income	12,024	7,405
Less: Net income attributable to noncontrolling interests	(10,629)	(7,549)

Net income (loss) attributable to American Renal Associates Holdings, Inc.	$1,395	$(144)

See accompanying notes to the unaudited consolidated financial statements.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Equity

(in thousands, except share data)

		Total American Renal Associates Holdings, Inc. Equity
	Non-	Common Stock						Non- controlling
	controlling interests subject to put provisions	Shares	Par Value	Receivable from Shareholders	Additional Paid-in Capital	Accumulated Earnings (Deficit)	Total	interests not subject to put provisions
Balance at December 31, 2010	$44,236	8,857,565	$88	$—	$191,199	$(9,763)	$181,524	$152,640
Net income	8,756	—	—	—	—	2,906	2,906	28,774
Return of capital dividend	—	—	—	—	(130,720)	—	(130,720)	—
Issuance of common stock	—	334,586	3	—	4,139	—	4,142	—
Stock-based compensation	—	—	—	—	3,649	—	3,649	—
Distributions to noncontrolling interests	(8,993)	—	—	—	—	—	—	(28,030)
Contributions from noncontrolling interests	283	—	—	(761)	—	—	(761)	1,842
Acquisitions of noncontrolling interests	372	—	—	—	—	—	—	257
Sales of noncontrolling interests	284	—	—	—	404	—	404	159
Purchases of noncontrolling interests	(48)	—	—	—	(1,535)	—	(1,535)	(721)
Reclassification	845	—	—	—	—	—	—	(845)
Change in fair value of noncontrolling interests	1,757	—	—	—	(1,757)	—	(1,757)	—

Balance at December 31, 2011	$47,492	9,192,151	$91	$(761)	$65,379	$(6,857)	$57,852	$154,076
Net income	2,315	—	—	—	—	1,395	1,395	8,314
Stock-based compensation	—	—	—	—	220	—	220	—
Distributions to noncontrolling interests	(1,975)	—	—	—	—	—	—	(8,050)
Contributions from noncontrolling interests	305	—	—	504	—	—	504	1,264
Acquisitions of noncontrolling interests	—	—	—	—	—	—	—	4,410
Sales of noncontrolling interests	35	—	—	—	125	—	125	(38)
Purchases of noncontrolling interests	—	—	—	—	556	—	556	(1,461)
Change in fair value of noncontrolling interests	47	—	—	—	(47)	—	(47)	—

Balance at March 31, 2012 (unaudited)	$48,219	9,192,151	$91	$(257)	$66,233	$(5,462)	$60,605	$158,515

See accompanying notes to the unaudited consolidated financial statements.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2012	2011
Operating activities
Net income	$12,024	$7,405
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	4,778	4,349
Amortization of discounts, fees and deferred financing costs	424	388
Stock-based compensation	220	2,968
Accrued interest on debt agreements	4,090	—
Non-cash rent charges	179	104
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(421)	(7,201)
Inventories	(6)	402
Prepaid expenses and other current assets	(1,054)	(24)
Other assets	(377)	(518)
Accounts payable	708	27
Accrued compensation and benefits	(1,219)	585
Accrued expenses and other current liabilities	1,674	868
Other liabilities	2,826	1,627

Cash provided by operating activities	23,846	10,980

Investing activities
Purchases of property and equipment	(6,133)	(5,886)
Cash paid for acquisitions	(4,590)	(1,409)

Cash used in investing activities	(10,723)	(7,295)

Financing activities
Proceeds from borrowings	1,265	—
Payments on long-term debt	(689)	(755)
Payments on capital lease obligations	(12)	(12)
Distributions to noncontrolling interests	(10,025)	(7,800)
Issuance of debt	—	132,300
Debt issuance costs	—	(3,277)
Return of capital dividend	—	(130,684)
Contributions from noncontrolling interests	2,073	508
Purchases of noncontrolling interests	(905)	(86)
Proceeds from sales of additional noncontrolling interests	123	424

Cash used in financing activities	(8,170)	(9,382)

Increase (decrease) in cash and cash equivalents	4,953	(5,697)
Cash and cash equivalents at beginning of period	36,774	21,179

Cash and cash equivalents at end of period	$41,727	$15,482

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$471	$42
Cash paid for interest	640	195
Supplemental Disclosure of Non-Cash Financing Activities
Issuance of notes in exchange for interest payments	7,543	—
Conversion of line of credit to term loan	1,004	—

See accompanying notes to the unaudited consolidated financial statements.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

March 31, 2012

(dollars in thousands, except per share amounts)

NOTE A—MERGER AND PRESENTATION

American Renal Associates Holdings, Inc. (“ARAH” or “the Company”) owns 100% of the membership units of its subsidiary American Renal Holdings Intermediate Company, LLC, which itself has no assets other than 100% of the shares of the capital stock of American Renal Holdings Inc. (“ARH”). All of our operating activities are conducted through American Renal Holdings Inc. and its operating subsidiaries.

On March 22, 2010, ARH entered into the Merger Agreement with the Company (formerly C.P. Atlas Holdings, Inc.), American Renal Holdings Intermediate Company, LLC (formerly C.P. Atlas Intermediate Holdings, LLC), C.P. Atlas Acquisition Corp., certain of ARH’s stockholders party thereto and the Sellers’ Representative pursuant to which ARH agreed that C.P. Atlas Acquisition Corp. merged with and into ARH (the “Merger”) and, after which, ARH became the surviving entity and a wholly owned subsidiary of American Renal Holdings Intermediate Company, LLC, which is in turn a wholly owned subsidiary of the Company. The parties agreed to consummate the Merger, subject to the terms and conditions set forth in the Merger Agreement, for an aggregate purchase price of $415 million, subject to adjustments, including, without limitation, for working capital, indebtedness, certain specified liabilities and certain tax savings. ARH agreed that $2.5 million of the purchase price was to be placed into a third-party escrow account as security for working capital adjustments and that $27.5 million of the purchase price was to be placed into a third-party escrow account as security for indemnification claims. In July 2010, the $2.5 million was released and in 2011, $26.2 million was released with $1.3 million remaining in a third-party escrow for tax indemnification.

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

The Transactions were consummated on May 7, 2010, with ARH continuing as the surviving corporation and the same legal entity after the Merger. The Merger resulted in a new basis of accounting beginning on May 8, 2010. The Merger was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. Accordingly, the assets acquired, liabilities assumed and noncontrolling interests in the Merger were recorded at fair value.

Basis of Presentation

The Company has prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S.”) for complete financial statements and should be read in conjunction with the Company’s audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2011.

In the opinion of management, the Company has prepared the accompanying unaudited consolidated financial statements on the same basis as its audited financial statements, and these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year 2012.

Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions how to allocate resources and assess performance. The Company’s chief decision-maker is a combination of the Chief Executive Officer and the Chief Operating Officer. The Company views its operations and manages its business as one reportable business segment, the ownership and operation of dialysis clinics, all of which are located in the United States.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements – (Continued)

March 31, 2012

(dollars in thousands, except per share amounts)

Recent Accounting Pronouncements

Effective January 1, 2012, the Company adopted the Financial Accounting Standards Board’s (“FASB”) ASU 2011-07: “Health Care Entities: Presentation and Disclosure of Patient Services Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for certain Health Care Entities.” ASU 2011-07 requires healthcare entities to present the provision for bad debts as a component of net revenues within the revenue section of their statement of operations on a retrospective basis. The statement of operations for the three months ended March 31, 2011 has been reclassified to account for this retrospective application. The adoption resulted in a reduction of the Company’s net patient service operating revenues and total operating expenses but did not have an impact on our financial position, results of operations or cash flows.

NOTE B—ACCOUNTS RECEIVABLE

Accounts receivable are reduced by an allowance for doubtful accounts. In evaluating the ultimate collectability and net realizable value of the Company’s accounts receivable, the Company analyzes its historical cash collection experience and trends for each of its government payors and commercial payors to estimate the adequacy of the allowance for doubtful accounts and the amount of the provision for bad debts. Management regularly updates its analysis based upon the most recent information available to it to determine its current provision for bad debts and the adequacy of its allowance for doubtful accounts. For receivables associated with services provided to patients covered by government payors, like Medicare, the Company receives 80% of the payment directly from Medicare as established under the governments bundled payment system and determines an appropriate allowance for doubtful accounts and provision for bad debts on the remaining balance due depending upon the Company’s estimate of the amounts ultimately collectible from other secondary coverage sources or from the patients. For receivables associated with services to patients covered by commercial payors that are either based upon contractual terms or for non-contracted health plan coverage, the Company provides an allowance for doubtful accounts and a provision for bad debts based upon its historical collection experience, potential inefficiencies in its billing processes and for which collectability is determined to be unlikely. Less than 1% of the Company’s accounts receivable are associated with patient pay and it is the Company’s policy to reserve 100% of these outstanding accounts receivable.

During the quarter ended March 31, 2012, the Company’s allowance for doubtful accounts increased by approximately $178. This was primarily as a result of the provision for bad debts exceeding the amount of write-offs that occurred during the quarter as well as additional reserves associated with acquisitions.

NOTE C—ACQUISITION

The Company periodically acquires assets and liabilities of dialysis centers. The results of operations for these acquisitions are included in the Company’s consolidated statements of operations from their acquisition dates.

On March 1, 2012, the Company entered into a joint venture with a hospital to acquire a controlling interest in the assets and assume certain liabilities of a dialysis center in the District of Columbia. The Company has a 51% interest in the partnership that operates the dialysis center.

The purchase price for the acquisition was allocated preliminarily as follows:

Inventory and other assets	$170
Noncompete agreements	900
Goodwill	8,018
Liabilities assumed	(88)
Noncontrolling interest in net assets acquired	(4,410)

Purchase price	$4,590

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements – (Continued)

March 31, 2012

(dollars in thousands, except per share amounts)

NOTE D—FAIR VALUE MEASUREMENTS

Certain of the Company’s assets and noncontrolling interests are accounted for at fair value on a recurring basis and are classified and disclosed in one of the following three categories:

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

The asset or liability fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. There were no changes in the methodologies used at March 31, 2012.

The carrying amounts reported in the accompanying consolidated balance sheets for cash, accounts receivable, accounts payable and accrued liabilities approximate fair value because of their short-term nature. The fair value of the Company’s debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The Company estimates the fair value of the Senior Secured Notes at $266,875, the Senior Pay-In-Kind (PIK”) Toggle Notes at $158,762 and term loans at $8,953 as of March 31, 2012. The Company estimates the fair value of the Senior Secured Notes at $264,375, the PIK Toggle Notes at $145,874 and term loans at $7,594, and the line of credit at $1,004 as of December 31, 2011.

Noncontrolling interests subject to put provisions—See Note F for a discussion of the Company’s methodology for estimating fair value of noncontrolling interest subject to put provisions.

	March 31, 2012
	Total	Level 1	Level 2	Level 3

Noncontrolling interests subject to put provisions	$48,219	$—	$—	$48,219

	December 31, 2011
	Total	Level 1	Level 2	Level 3

Noncontrolling interests subject to put provisions	$47,492	$—	$—	$47,492

NOTE E–ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued compensation and benefits consist of the following:

	March 31, 2012	December 31, 2011
Accrued compensation	$4,760	$6,929
Accrued vacation pay	5,534	4,496
	$10,294	$11,425

Accrued expenses and other current liabilities consist of the following:

	March 31, 2012	December 31, 2011
Payor refunds and retractions	$17,768	$18,591
Accrued interest	7,902	2,672
Other	3,431	2,929
	$29,101	$24,192

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements – (Continued)

March 31, 2012

(dollars in thousands, except per share amounts)

NOTE F—NONCONTROLLING INTERESTS SUBJECT TO PUT PROVISIONS

The Company has potential obligations to purchase the noncontrolling interests held by third parties in several of its consolidated subsidiaries. These obligations are in the form of put provisions and are exercisable at the third-party owners’ discretion within specified periods as outlined in each specific put provision. If these put provisions were exercised, the Company would be required to purchase the third-party owners’ noncontrolling interests at the appraised fair value. The methodology the Company uses to estimate the fair value of the noncontrolling interests subject to these put provisions is based on an average multiple of earnings, taking into consideration historical earnings and other factors. The estimated fair values of the noncontrolling interests subject to put provisions can also fluctuate and the implicit multiple of earnings at which these noncontrolling interest obligations may ultimately be settled could vary significantly from our current estimates depending upon market conditions including potential purchasers’ access to the credit and capital markets, which can impact the level of competition for dialysis and non-dialysis related businesses, the economic performance of these businesses and the restricted marketability of the third-party owners’ noncontrolling interests.

As of March 31, 2012 and December 31, 2011, the Company’s potential obligations under these put provisions totaled approximately $35,237 and $34,708, respectively. Additionally, the Company has certain put agreements which are exercisable upon the occurrence of specific events, including third-party members’ death, disability, bankruptcy, retirement, or if third-party members are dissolved. As of March 31, 2012 and December 31, 2011, the Company’s potential additional obligations under these put provisions were approximately $12,982 and $12,784, respectively. The Company’s potential obligations for all of these put provisions are included in noncontrolling interests subject to put provisions in the accompanying consolidated balance sheets.

NOTE G—LONG-TERM DEBT

Long-term debt consists of the following:

	March 31, 2012	December 31, 2011
Senior secured notes issued May 7, 2010, interest due semi-annually at a fixed rate of 8.375% with a balloon payment due on May 15, 2018	$250,000	$250,000
Senior PIK toggle notes issued March 4, 2011, interest due semi-annually at a fixed rate of 9.75% / 10.50% with a balloon payment due on March 1, 2016	135,000	135,000
Accrued interest on the Senior PIK toggle notes converted into principal	14,423	6,970
Accrued interest on the Senior PIK toggle notes elected to be converted into principal	1,315	4,973
Term loans, principal payments of $25 and interest at a fixed monthly rate of 3.35 - 3.5% payable monthly through December 2016	1,401	1,475
Term loan, principal payments of $9 and interest at a fixed monthly rate of 3.35% payable through May 2014, with balloon payment of $536 due May 2014	759	785
Term loans, principal and interest payable monthly at rates between 3.84% and 8.67% over varying periods through December 2016	6,662	5,024
Mortgage payable, principal and interest due monthly through March 2014 at a rate of 4.79%	131	146
Line of credit, fixed interest of 4.8% due monthly, converted to term January 2012	—	1,004

	409,691	405,377
Less: discounts and fees, net of accumulated amortization	(11,083)	(11,631)
Less: current maturities	(2,738)	(2,662)

	$395,870	$391,084

Scheduled maturities of long-term debt as of March 31, 2012 are as follows for the periods ending December 31:

2012 (remainder)	$2,088
2013	2,290
2014	2,038
2015	1,510
2016	151,699
Thereafter	250,066

$409,691

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements – (Continued)

March 31, 2012

(dollars in thousands, except per share amounts)

Senior Secured Notes

In connection with the Transactions, ARH issued $250.0 million of Senior Secured Notes (the “Notes”) at an offering price of 99.28%. The Notes are secured, subject to certain exceptions, by (i) all of ARH’s capital stock and (ii) substantially all of the assets of ARH’s wholly owned subsidiary guarantors. The Notes are guaranteed by ARH’s direct parent, American Renal Holdings Intermediate Company, LLC and all existing and future wholly owned domestic subsidiaries. The Notes mature on May 15, 2018. Interest is payable semi-annually at 8.375% per annum.

On or after May 15, 2015, ARH may redeem the Notes at its option, subject to certain notice periods, at a price equal to 100% of the aggregate principal amount of the Notes plus accrued and unpaid interest. From May 15, 2013 to May 14, 2015, ARH may redeem the Notes at prices ranging from 102.094% to 104.188% of the aggregate principal balance of the Notes plus accrued and unpaid interest. Prior to May 15, 2013, ARH has the option to redeem during each 12-month period up to 10% of the aggregate principal amount of the Notes at 103% of the aggregate principal amount of the Notes redeemed plus accrued and unpaid interest to the date of redemption. In addition, ARH may redeem up to 35% of the Notes before May 15, 2013, with the net cash proceeds from certain equity offerings at 108.375% of the aggregate principal amount of the Notes redeemed plus accrued and unpaid interest. ARH may also redeem some or all of the Notes before May 15, 2013 at a redemption price of 100% of the principal amount thereof plus accrued and unpaid interest, if any, to the redemption date, plus a “make-whole” premium. Upon a change in control, ARH must offer to purchase the Notes at 101% of the principal amount, plus accrued interest to the purchase date.

Senior PIK Toggle Notes

In March 2011, the Company issued $135.0 million of aggregate Senior PIK Toggle Notes (the “PIK Notes”). The PIK Notes are due in March 2016 and bear interest at a rate of 9.75% if paid in cash or 10.50% if paid-in-kind. The net proceeds of the PIK Notes were used to pay a dividend to the Company’s equity holders. The Company may elect to pay interest on the notes (1) entirely in cash (“Cash Interest”), (2) entirely as PIK Interest (“PIK Interest”) or (3) 50% as Cash Interest and 50% as PIK Interest. Following an increase in the principal amount of the outstanding notes as a result of a payment of PIK Interest, the notes will accrue interest on such increased principal amount from the date of such payment. The first and second semi-annual interest payments totaling $14.4 million were in the form of PIK Interest and the Company has elected to pay-in-kind the semi-annual interest due in September 2012. The notes are not guaranteed by any of the Company’s subsidiaries.

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

Credit Facility

In connection with the Transactions, ARH entered into a $25.0 million Senior Secured Revolving Credit Facility (the “Credit Facility”). The Credit Facility expires on May 7, 2015. Borrowings under the Credit Facility bear interest at a rate equal to, at the Company’s option, either (a) an alternate base rate determined by reference to the higher of (1) the prime rate in effect on such day, (2) the federal funds effective rate plus 0.50% and (3) the Eurodollar rate applicable for an interest period of one month plus 1.00% or (b) the LIBOR rate, plus an applicable margin. The initial applicable margin for borrowings under the Credit Facility is 3.50% with respect to alternate base rate borrowings and 4.50% with respect to LIBOR borrowings. In addition to paying interest on outstanding principal under the Credit Facility, ARH is required to pay a commitment fee, initially 0.75% per annum, in respect of the unutilized revolving credit commitments thereunder. ARH is subject to leverage and fixed charge financial covenants under the Credit Facility as set forth below.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements – (Continued)

March 31, 2012

(dollars in thousands, except per share amounts)

ARH has agreed that it will not permit the Consolidated Net Debt to Consolidated EBITDA (both as defined in the agreement) Ratio for any 12 month period (last four fiscal quarters) ending during a period set forth below to be greater than the ratio set forth below opposite such period:

Period	Ratio
December 31, 2011 through September 30, 2012	5.50:1.00
December 31, 2012 through September 30, 2013	5.00:1.00
December 31, 2013 through September 30, 2014	4.75:1.00
December 31, 2014 and thereafter	4.25:1.00

ARH has also agreed that it will not permit the Consolidated EBITDA to Fixed Charges (both as defined in the agreement) Ratio for any 12 month period (last four fiscal quarters) ending during a period set forth below to be lower than the ratio set forth below opposite such period:

Period	Ratio
December 31, 2011 through September 30, 2012	1.80:1.00
December 31, 2012 through September 30, 2013	2.00:1.00
December 31, 2013 through September 30, 2014	2.25:1.00
December 31, 2014 and thereafter	2.50:1.00

As of March 31, 2012, there were no borrowings outstanding under the Credit Facility and ARH was in compliance with its covenants.

NOTE H—INCOME TAXES

The income tax expense included in the accompanying consolidated statements of operations principally relates to the Company’s proportionate share of the pre-tax income of its majority-owned subsidiaries. The determination of income tax expense for interim reporting purposes is based upon the estimated effective tax rate for the year adjusted for the impact of any discrete items which are accounted for in the period in which they occur.

The Company’s effective income tax rate for the three ended March 31, 2012 and 2011 was 7.5% and (1.3)%, respectively. These rates differ from the federal statutory rate of 35% principally due to the portion of pre-tax income that is allocable to noncontrolling interests in our majority-owned subsidiaries which are pass-through entities for income tax purposes.

NOTE I—STOCK-BASED COMPENSATION

For the three months ended March 31, 2012 and 2011, stock-based compensation expense was reflected in the accompanying consolidated statements of operations as follows:

	Three Months Ended March 31,
	2012	2011

Patient care costs	$19	$775
General and administrative	201	2,193
Total stock-based compensation before tax	220	2,968
Income tax benefit	(88)	(1,187)

During the three months ended March 31, 2012, the Company granted approximately 27,400 stock options to employees of the Company.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements – (Continued)

March 31, 2012

(dollars in thousands, except per share amounts)

As of March 31, 2012, the Company had approximately $9.9 million of unrecognized compensation costs, net of estimated forfeitures, related to unvested share-based compensation arrangements of which $7.2 million is attributable to vesting upon contingent events and $2.7 million is attributable to time-based vesting. The compensation costs associated with time-based vesting is expected to be recognized as expense over a weighted-average period of approximately 3.3 years.

In March 2011, the Company declared and paid a dividend equal to $14.49 per share to holders of its common stock. In connection with the dividend, the Company also made a dividend equivalent payment of approximately $2.5 million to holders of rollover options which was recorded as stock-based compensation expense in the consolidated statement of operations for the three months ended March 31, 2011. Additionally, in connection with the dividend, the exercise prices of the outstanding rollover options were also adjusted. The adjustment was made at the election of the Board of Directors and was not required to be made under the applicable predecessor option plan provisions. As such, the adjustment was accounted for as a modification of the rollover options which resulted in the recognition of incremental stock-based compensation expense of approximately $0.3 million during the three months ended March 31, 2011.

In connection with the March 2011 dividend, the exercise prices of the outstanding 2010 Plan options were also adjusted as required under the 2010 Plan. No stock-based compensation was required to be recognized in connection with the exercise price adjustment of these options.

In January 2011, the Company adopted the American Renal Associates Holdings, Inc. 2011 Stock Option Plan for Nonemployee Directors (the “2011 Director’s Plan”) under which 100,000 shares of the Company’s common stock were reserved for issuance to the Company’s directors and consultants. Options granted under the 2011 Director’s Plan must be nonstatutory stock options. Stock appreciation rights may also be granted under the 2011 Plan.

NOTE J—RELATED PARTY TRANSACTIONS

The Company has lease agreements for dialysis clinics with noncontrolling interest members or entities under the control of noncontrolling interest members. The amount of rent expense under these lease arrangements was approximately $1.1 million and $0.6 million for the three months ended March 31, 2012 and 2011, respectively. In addition, in 2008, the Company sub-leased space at one of its dialysis clinics to the noncontrolling interest member. Rent income under this sub-lease arrangement, which extends to 2023, was approximately $0.1 million for both the three months ended March 31, 2012 and 2011.

Upon consummation of the Merger, the Company entered into a management services agreement with Centerbridge. Under this management services agreement, Centerbridge agreed to provide to the Company certain investment banking, management, consulting, and financing planning services on an ongoing basis. In consideration for these services, the Company pays Centerbridge an annual advisory services fee (payable quarterly) for each fiscal year of the greater of (i) an amount equal to the greater of (x) $550 or (y) the advisory services fee of the previous fiscal year or (ii) an amount equal to 1.25% of EBITDA, minus a personnel expense deduction, if applicable. During the three months ended March 31, 2012 and 2011, the Company recorded $0.3 million and $0.2 million, respectively of expense related to this agreement. Centerbridge is also entitled to receive an additional fee equal to 1.0% of the enterprise value and/or aggregate value, as applicable, for any future fundamental or significant transactions in which Centerbridge is involved.

NOTE K—COMMITMENTS AND CONTINGENCIES

Healthcare provider patient service operating revenues may be subject to adjustment as a result of (i) examinations of the Company or Medicare or Medicaid Managed Care programs that the Company serves, by government agencies or contractors, for which the resolution of any matters raised may take extended periods of time to finalize; (ii) differing interpretations of government regulations by different fiscal intermediaries or regulatory authorities; (iii) differing opinions regarding a patient’s medical diagnosis or the medical necessity of service provided; (iv) retroactive applications or interpretations of governmental requirements; and (v) claims for refund from private payors, including as the result of government actions. Management believes it has recorded adequate provisions to consider potential revenue adjustments that might result from any of these matters.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements – (Continued)

March 31, 2012

(dollars in thousands, except per share amounts)

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

Litigation

The Company and its subsidiaries are defendants in various legal actions in the normal course of business. In the opinion of the Company’s management, based in part on the advice of outside counsel, the resolution of these matters will not have a material effect on its financial position, results of operations or cash flows.

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

ITEM  2  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements

This Quarterly Report on Form 10-Q contains statements that are forward-looking statements within the meaning of the federal securities laws. All statements that do not concern historical facts are forward-looking statements and include, among other things, statements about our expectations, beliefs, intentions and/or strategies for the future. These forward-looking statements include statements regarding our future operations, financial condition and prospects, expectations for treatment growth rates, revenue per treatment, expense growth, levels of the provision for bad debt accounts receivable, operating income, cash flow, operating cash flow, estimated tax rates, capital expenditures, the development of new centers and center acquisitions, government and commercial payment rates, revenue estimating risk and the impact of our related level of indebtedness on our financial performance. These statements involve substantial known and unknown risks and uncertainties that could cause our actual results to differ materially from those described in the forward-looking statements, including, but not limited to, risks resulting from the regulatory environment in which we operate, economic and market conditions, competitive activities, other business conditions, accounting estimates, the variability of our cash flows, the concentration of profits generated from commercial payor plans, continued downward pressure on average realized payment rates from commercial payors, which may result in the loss of revenue or patients, a reduction in the number of patients under higher-paying commercial plans, a reduction in government payment rates or changes to the structure of payments under the Medicare ESRD program or other government-based programs, changes in pharmaceutical or anemia management practice patterns, payment policies, or pharmaceutical pricing, our ability to maintain contracts with physician medical directors, legal compliance risks, including our continued compliance with complex government regulations, continued increased competition from large and medium sized dialysis providers that compete directly with us, our ability to complete any acquisitions, mergers or dispositions that we might be considering or announce, or integrate and successfully operate any business we may acquire and the risk factors we have identified in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2011. We base our forward-looking statements on information currently available to us, and we undertake no obligation to update or revise these statements, whether as a result of changes in underlying factors, new information, future events or otherwise.

The following should be read in conjunction with our consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

Merger and Presentation

American Renal Associates Holdings, Inc. (“ARAH” or “the Company”) owns 100% of the membership units of its subsidiary American Renal Holdings Intermediate Company, LLC, which itself has no assets other than 100% of the shares of the capital stock of American Renal Holdings Inc. (“ARH”). All of our operating activities are conducted through American Renal Holdings Inc. and its operating subsidiaries.

On March 22, 2010, ARH entered into the Merger Agreement with the Company (formerly C.P. Atlas Holdings, Inc.), American Renal Holdings, Intermediate Company, LLC (formerly C.P. Atlas Intermediate Holdings, LLC), C.P. Atlas Acquisition Corp., certain of ARH’s stockholders party thereto and the Sellers’ Representative pursuant to which ARH agreed that C.P. Atlas Acquisition Corp. merged with and into ARH (the “Merger”) and, after which, ARH became the surviving entity and a wholly owned subsidiary of American Renal Holdings Intermediate Company, LLC, which is in turn a wholly owned subsidiary of the Company. The parties agreed to consummate the Merger, subject to the terms and conditions set forth in the Merger Agreement, for an aggregate purchase price of $415 million, subject to adjustments, including, without limitation, for working capital, indebtedness, certain specified liabilities and certain tax savings. ARH agreed that $2.5 million of the purchase price was to be placed into a third-party escrow account as security for working capital adjustments and that $27.5 million of the purchase price was to be placed into a third-party escrow account as security for indemnification claims. In July 2010, the $2.5 million was released and in 2011, $26.2 million was released with $1.3 million remaining in a third-party escrow for tax indemnification.

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

The Transactions were consummated on May 7, 2010, with ARH continuing as the surviving corporation and the same legal entity after the Merger. The Merger resulted in a new basis of accounting beginning on May 8, 2010. The Merger was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. Accordingly, the assets acquired, liabilities assumed and noncontrolling interests in the Merger were recorded at fair value.

Executive Overview

We are a national provider of kidney dialysis services for patients suffering from chronic kidney failure, also known as end stage renal disease, or ESRD. As of March 31, 2012, we owned and operated 112 dialysis clinics treating more than 7,648 patients in 19 states and the District of Columbia. Our operating model is based on shared ownership of our facilities with physicians, known as nephrologists, who specialize in kidney-related diseases in the local market served by the clinic. Each clinic is maintained as a separate joint venture in which we own a controlling interest and our local nephrologist partners own noncontrolling interests, although during the development stages or under certain circumstances we may temporarily own up to 100% of the interests of a clinic. The results of operations for all of clinics are currently included in our consolidated financial statements.

We endeavor to provide our nephrologist partners with comprehensive management and operational tools in order to enable them (and other referring physicians) to focus on providing quality care to patients.

We derive our patient service operating revenues from providing both outpatient and inpatient dialysis treatments as well as from ancillary services such as administering dialysis-related pharmaceuticals, but not including services that we outsource to third-party vendors such as lab services. The sources of these patient service operating revenues are principally government-based programs, including Medicare, Medicaid and Medicare-certified HMO plans as well as commercial insurance plans.

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

Clinic Development

We have experienced significant growth since opening our first clinic in December 2000. Since that date, we have developed 90 new clinics, commonly referred to as de novo clinics. The following chart shows the number of de novo and acquired clinics over the periods indicated:

	Three Months Ended March 31,	Years Ended December 31,

	2012	2011	2010	2009
De novo clinics (1)	4	12	8	7
Acquired clinics (2)	1	3	3	3

Total new clinics	5	15	11	10

(1)	Clinics formed by us which began to operate and dialyze patients in the applicable period.
(2)	Clinics acquired by us which began to operate and dialyze patients in the applicable period.

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

We will continue to incur start-up losses associated with the opening of de novo clinics. It has been our experience that newly established dialysis centers, although contributing to increased revenues, have adversely affected our results of operations in the short term due to start-up fixed operating expenses and a smaller patient base. We consider new dialysis centers to be “start-up centers” through their initial six months of operations, or when they achieve consistent profitability, whichever is sooner.

Effect of the Transactions and Subsequent Issuance of Senior PIK Toggle Notes

In connection with the Transactions, ARH incurred significant additional indebtedness, including $250.0 million aggregate principal amount of the Senior Secured Notes and $25.0 million of borrowing availability under our Credit Facility (the “Revolving Credit Facility”). In addition, in March 2011, the Company issued $135.0 million in Senior PIK Toggle Notes. As of March 31, 2012, we had $408.4 million aggregate principal amount of indebtedness outstanding including approximately $9.0 million of third-party debt owed by our clinic subsidiaries.

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

Results of Operations

(Dollars in thousands)

	Three Months Ended March 31,		Increase (Decrease)
	2012	2011
Patient service operating revenues	$97,164	$84,668	$12,496	14.8%
Less: Provision for uncollectible accounts	(887)	(1,264)	377	(29.8)%

Net patient service operating revenues	96,277	83,404	12,873	15.4%

Operating expenses:
Patient care costs	58,079	54,280	3,799	7.0%
General and administrative	10,431	10,388	43	0.4%
Merger and transaction-related costs	—	36	(36)	(100.0)%
Depreciation and amortization	4,778	4,349	429	9.9%

Total operating expenses	73,288	69,053	4,235	6.1%

Operating income	22,989	14,351	8,638	60.2%
Interest expense, net	(9,995)	(7,041)	(2,954)	42.0%

Income before income taxes	12,994	7,310	5,684	77.8%
Income tax expense (benefit)	970	(95)	1,065	n/m

Net income	12,024	7,405	4,619	62.4%
Less: Net income attributable to noncontrolling interests	(10,629)	(7,549)	(3,080)	40.8%

Net income (loss) attributable to ARAH	$1,395	$(144)	$1,539	n/m

n/m = not meaningful

Net Patient Service Operating Revenues

Patient service operating revenues Patient service operating revenues for the three months ended March 31, 2012 were $97.2 million, an increase of 14.8% from $84.7 million for the three months ended March 31, 2011. The increase in patient service operating revenues was primarily due to an increase of approximately 13.3% in the number of dialysis treatments and a 1.9% increase in the average revenue per treatment. The increase in treatments resulted principally from non-acquired treatment growth from existing clinics and de novo clinics. Patient service operating revenues per treatment for the three months ended March 31, 2012 were $353, compared with $348 for the three months ended March 31, 2011. The increase in revenue per treatment was primarily due to an increase in our Medicare reimbursements rates. Our patient service operating revenues are driven by the number of treatments performed and our average revenues per treatment. The number of treatments that we performed during the three months ended March 31, 2012 increased by 13.3% over the number of treatments that we performed during the three months ended March 31, 2011. This treatment growth has been driven by increasing the patient base at our existing clinics, adding new patients through the opening of de novo clinics and the acquisition of existing dialysis clinics in which we acquired a controlling interest. The following table summarizes the sources of our treatment growth for the period indicated:

	Three Months Ended March 31,
	2012	2011
Source of Treatment Growth:
Existing clinics (1)	8.0%	8.3%
De novo clinics opened (2)	2.9%	6.0%

Non-acquired treatment growth	10.9%	14.3%
Clinics acquired (3)	2.4%	5.5%

Total treatment growth	13.3%	19.8%

(1)        Represents net growth in treatments at clinics operating at end of the period that were also open at the end of the prior period.

(2)        Represents additional treatments provided at clinics opened since the end of the prior period, compared to the total number.

(3)        Represents treatments performed at clinics acquired since the end of the prior period.

Our patient service operating revenues per treatment are principally driven by our mix of commercial and government (principally Medicare and Medicaid) payor patients and commercial and government payment rates. We are generally paid more for services provided to patients covered by commercial healthcare plans than we are for patients covered by Medicare or Medicaid. Patients covered by employer group health plans transition to Medicare coverage after a maximum of 33 months. Medicare payment rates are generally insufficient to cover our total operating expenses allocable to providing dialysis treatments for Medicare patients, although in some circumstances they are sufficient to cover their patient care costs. As a result, our ability to generate operating earnings is substantially dependent on revenues derived from commercial payors, some of which pay negotiated payment rates and others of which pay based on our usual and customary fee schedule. Additionally, as a patient transitions from commercial coverage to Medicare coverage, the payment rates typically decline substantially.

The following table summarizes our patient service operating revenues and treatments by source for each of the periods indicated. These numbers are largely driven by the nephrologist partners we choose to partner with and the overall economic environment, particularly unemployment.

	Three Months Ended March 31,
	2012	2011

Source of revenues:
Government-based programs and other	60.3%	59.4%
Commercial payors	39.7%	40.6%

	100.0%	100.0%

Source of treatments:
Government-based programs and other	87.1%	87.0%
Commercial payors	12.9%	13.0%

	100.0%	100.0%

Provision for uncollectible accounts Provision for uncollectible accounts represents reserves established for amounts for which patients are primarily responsible which we believe will not be collectible. Provision for uncollectible accounts for the three months ended March 31, 2012 was $0.9 million, or 0.9% of patient service operating revenues as compared to $1.3 million, or 1.5% of patient service operating revenues for the same period in 2011. The decrease in provision for uncollectible accounts is primarily due to the timing of Medicare bad debt recoveries. Our accounts receivable, net of the bad debt allowance, represented approximately 53 days of patient service operating revenues as of March 31, 2012 compared to 62 days as of March 31, 2011. The decrease is primarily due to the implementation of the bundle payment rate in January 2011.

Operating Expenses

Patient care costs Patient care costs for the three months ended March 31, 2012 were $58.1 million, an increase of 7.0% from $54.3 million for the three months ended March 31, 2011. This increase was primarily due to an increase in the number of treatments. As a percentage of patient service operating revenues, patient care costs were approximately 59.8% for the three months ended March 31, 2012 compared to 64.1% for the three months ended March 31, 2011. Patient care costs per treatment for the three months ended March 31, 2012 were $211, compared to $223 for the three months ended March 31, 2011. The decrease in patient care costs per treatment is primarily due to a decline in prescribed pharmaceuticals and $0.8 million decreased in stock-based compensation.

General and administrative expenses General and administrative expenses for the three months ended March 31, 2012 and 2011 were $10.4 million. As a percentage of patient service operating revenues, general and administrative expenses were approximately 10.7% for the three months ended March 31, 2012 compared to 12.3% for the three months ended March 31, 2011. General and administrative costs per treatment for the three months ended March 31, 2012 were $38, compared to $43 for the three months ended March 31, 2011. The decline in general and administrative costs per treatment is primarily attributable to $2.0 million decreased in stock-based compensation.

Depreciation and amortization Depreciation and amortization expense is attributable to our clinics’ equipment and leasehold improvements and amortizing intangible assets. We calculate depreciation and amortization expense using a straight-line method over the assets’ estimated useful lives. Depreciation and amortization expense for the three months ended March 31, 2012 was $4.8 million, an increase of 9.9% from $4.3 million for the three months ended March 31, 2011 primarily related to new clinics. As a percentage of patient service operating revenues, depreciation and amortization expense was approximately 4.9% for the three months ended March 31, 2012 compared to 5.1% for the three months ended March 31, 2011.

Interest Expense, net Interest expense represents charges for interest associated with our corporate level debt and credit facilities entered into by our dialysis clinics. Interest expense, net for the three months ended March 31, 2012 was $10.0 million, an increase of $3.0 million from $7.0 million for the three months ended March 31, 2011. The increase is primarily due to the three months end March 31, 2012 including three months of interest related to the Senior PIK Toggle Notes as compared with approximately one month of interest included in the same period in 2011.

Income Tax Expense (Benefit) The provision for income taxes for the three months ended March 31, 2012 represented an effective tax rate of 7.5% compared with (1.3)% in 2011. The variation from the statutory federal rate of 35% on our share of pre-tax income during the three months ended March 31, 2012 and 2011, is primarily due to the tax impact of the noncontrolling interest.

Net income attributable to noncontrolling interests Noncontrolling interests represent the equity interests in our consolidated entities that we do not own, which is primarily the equity interests of our nephrologist partners in our JV clinics. Net income attributable to noncontrolling interests for the three months ended March 31, 2012 was $10.6 million, an increase of 40.8% from $7.5 million for the three months ended March 31, 2011. The increase was primarily due to the addition of de novo clinics and growth in the earnings of our existing JVs.

Liquidity and Capital Resources

We own controlling interests in our JV clinics and our nephrologist partners own noncontrolling interests, typically between 20% and 49%. Except as otherwise indicated, the following discussion of our liquidity and capital resources presents information on a consolidated basis, without giving effect to any noncontrolling interests in our JV clinics.

Cash Flows

Cash Flows from Operations:

(Dollars in thousands)

	Three Months Ended March 31,

	2012	2011

Source / (Use)
Net income	$12,024	$7,405
Depreciation and amortization	4,778	4,349
Accrued interest on debt agreements	4,090	—
Other non-cash and non-operating items	823	3,460
Increase (decrease) in cash resulting in changes from:
Accounts receivable	(421)	(7,201)
Inventories	(6)	402
Other assets	(1,431)	(542)
Accounts payable and accrued expenses	1,163	1,480
Other liabilities	2,826	1,627

Net cash provided by operating activities	$23,846	$10,980

The increase in our net cash provided by operating activities is primarily attributable to a decrease in accounts receivable. Accounts receivable, net of the bad debt allowance, represented approximately 53 days of patient service operating revenues as of March 31, 2012 compared to 62 days as of March 31, 2011.

Cash Flows from Investing Activities:

	000000000000000	000000000000000
(Dollars in thousands)
	Three Months Ended March 31,
	2012	2011

Source / (Use)
Purchases of property and equipment	$(6,133)	$(5,886)
Cash paid for acquisitions	(4,590)	(1,409)

Net cash used in investing activities	$(10,723)	$(7,295)

The increase in our net cash used in investing activities is due to cash paid for acquisitions.

Cash Flows from Financing Activities:

	000000000000000	000000000000000
(Dollars in thousands)
	Three Months Ended March 31,
	2012	2011

Source / (Use)
Distributions to noncontrolling interests	$(10,025)	$(7,800)
Contributions from noncontrolling interests	2,073	50
Issuance of debt, net of issuance cost	—	129,023
Return of capital dividend	—	(130,684)
Other	(218)	(429)

Net cash used in financing activities	$(8,170	$(9,382)

The decrease in our net cash used in financing activities is primarily due to the increase in contributions from noncontrolling interests and the issuance of debt and the return of capital that happened in the prior year offset by the increase in distributions to noncontrolling interests.

Capital Resources

Our future needs for liquidity will arise primarily from funding the development of new clinics, operating expenses, capital expenditures, payment of the advisory fee and other expenses payable under the management agreement with Centerbridge and to service our debt, including our Revolving Credit Facility, the Senior Secured Notes and the Senior PIK Toggle Notes. Our primary sources of liquidity will be funds generated from our operations, short-term borrowing under our Revolving Credit Facility and borrowings of long-term debt.

We believe our cash flows from operations, combined with availability under ARH’s Revolving Credit Facility, provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending for a period that includes the next 12 months. If existing cash and cash generated from operations and borrowings under the Revolving Credit Facility are insufficient to satisfy our liquidity requirements, we may seek to obtain additional debt or equity financing. If additional funds are raised through the issuance of debt securities, these securities could contain covenants that would restrict our operations. Any financing may not be available in amounts or on terms acceptable to us. If we are unable to obtain required financing, we may be required to reduce the scope of our planned growth efforts, which could harm our financial condition and operating results.

As of March 31, 2012, we have outstanding $408.4 million in aggregate principal amount of indebtedness, with an additional $25.0 million of borrowing capacity available under ARH’s Revolving Credit Facility (not giving effect to any outstanding letters of credit, which would reduce the amount available under our Revolving Credit Facility).

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

At March 31, 2012, our subsidiary level long-term loans, on an aggregated basis, consisted of term loans and mortgages totaling $9.0 million with maturities ranging from June 2012 to December 2017 and interest rates ranging from 3.35% to 8.67%.

Senior Secured Notes

In connection with the Transactions, ARH issued $250.0 million of Senior Secured Notes (the notes) at an offering price of 99.28%. The notes are secured, subject to certain exceptions, by (i) all of ARH’s capital stock and (ii) substantially all of ARH’s assets of its wholly owned subsidiary guarantors. The notes are guaranteed by the ARH’S direct parent, American Renal Holding Intermediate Company, LLC and all of its existing and future wholly owned domestic subsidiaries. The notes mature on May 15, 2018. Interest is payable semi-annually at 8.375% per annum.

On or after May 15, 2015, ARH may redeem the notes at its option, subject to certain notice periods, at a price equal to 100% of the principal amount of the notes. Prior to May 15, 2013, ARH has the option to redeem during each 12-month period commencing on the issue date of May 7, 2010 up to 10% of the aggregate principal amount of the notes at 103% of the aggregate principal amount of the notes redeemed plus accrued and unpaid interest to the date of redemption. In addition, ARH may redeem up to 35% of the notes before May 15, 2013, with the net cash proceeds from certain equity offerings. ARH may also redeem some or all of the notes before May 15, 2013 at a redemption price of 100% of the principal amount thereof plus accrued and unpaid interest, if any, to the redemption date, plus a “make-whole” premium. Upon a change in control, we must offer to purchase the notes at 101% of the principal amount, plus accrued interest to the purchase date.

Revolving Credit Facility

In connection with the Transactions, ARH entered into a $25.0 million senior secured revolving credit facility (the Revolving Credit Facility). As of March 31, 2012, there were no borrowings outstanding under the Revolving Credit Facility. The Revolving Credit Facility expires on May 7, 2015. Borrowings under the Revolving Credit Facility bear interest at a rate equal to, at our option, either (a) an alternate base rate determined by reference to the higher of (1) the prime rate in effect on such day, (2) the federal funds effective rate plus 0.50% and (3) the Eurodollar rate applicable for an interest period of one month plus 1.00% or (b) the LIBOR rate, plus an applicable margin. The initial applicable margin for borrowings under the Revolving Credit Facility is 3.50% with respect to alternate base rate borrowings and 4.50% with respect to LIBOR borrowings. In addition to paying interest on outstanding principal under the Revolving Credit Facility, ARH is required to pay a commitment fee, initially 0.75% per annum, in respect of the unutilized revolving credit commitments thereunder. As of March 31, 2012, there were no borrowings outstanding.

Senior PIK Toggle Notes

In March 2011, the Company issued $135.0 million of aggregate Senior PIK Toggle Notes (the “PIK Notes”). The PIK Notes are due in March 2016 and bear interest at a rate of 9.75% if paid in cash or 10.50% if paid-in-kind. The net proceeds of the PIK Notes were used to pay a dividend to the equity holders of the Company. The Company may elect to pay interest on the notes (1) entirely in cash (“Cash Interest”), (2) entirely as PIK Interest (“PIK Interest”) or (3) 50% as Cash Interest and 50% as PIK Interest. Cash Interest on the notes will accrue at the rate of 9.75% per annum and PIK Interest on the notes will accrue at the rate of 10.50% per annum. Following an increase in the principal amount of the outstanding notes as a result of a payment of PIK Interest, the notes will accrue interest on such increased principal amount from the date of such payment. The first and second semi-annual interest payments totaling $14.4 million was in the form of PIK Interest and the Company has elected to pay-in-kind the semi-annual interest due in September 2012. The notes are not guaranteed by any of the Company’s subsidiaries.

Prior to March 1, 2013, the Company may redeem some or all of the notes at a redemption price of 100% of the principal amount of each note to be redeemed plus a make-whole premium, together with accrued and unpaid interest, if any, thereon. Thereafter the Company may redeem the notes, in whole or in part, at any time on or after March 1, 2013, at the redemption prices. Certain equity offerings will be triggering events which will require us to use the net proceeds from the equity offering to repurchase notes at 105% of the principal amount of the notes, as of the redemption date, at any time prior to March 1, 2013 and at redemption prices at any time thereafter, in each case, plus accrued and unpaid interest, if any, to the repurchase date.

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

The following table presents the reconciliation from net income to Adjusted EBITDA for the periods indicated:

	Three Months Ended March 31,

(in thousands)	2012	2011

Net income	$12,024	$7,405
Interest expense	9,995	7,041
Income tax expense	970	(95)
Depreciation and amortization	4,778	4,349
Stock-based compensation	220	2,968
Merger and transaction-related expenses	—	36
Management fee	314	171

Adjusted EBITDA (including noncontrolling interests)	$28,301	$21,875
Less: Net income attributable to noncontrolling interests	(10,629)	(7,549)

Adjusted EBITDA	$17,672	$14,326

Covenant Compliance

Under the Revolving Credit Facility, certain limitations, restrictions and defaults could occur if ARH is not able to satisfy and remain in compliance with specified financial ratios. ARH has agreed that it will not permit the Consolidated Net Debt to Consolidated EBITDA (both as defined in the agreement) Ratio for any 12 month period (last four fiscal quarters) ending during a period set forth below to be greater than the ratio set forth below opposite such period:

Period	Ratio

December 31, 2011 through September 30, 2012	5.50:1.00
December 31, 2012 through September 30, 2013	5.00:1.00
December 31, 2013 through September 30, 2014	4.75:1.00
December 31, 2014 and thereafter	4.25:1.00

ARH has also agreed that it will not permit the Consolidated EBITDA to Fixed Charges (both as defined in the agreement) Ratio for any 12 month period (last four fiscal quarters) ending during a period set forth below to be lower than the ratio set forth below opposite such period:

Period	Ratio

December 31, 2011 through September 30, 2012	1.80:1.00
December 31, 2012 through September 30, 2013	2.00:1.00
December 31, 2013 through September 30, 2014	2.25:1.00
December 31, 2014 and thereafter	2.50:1.00

The breach of these covenants could result in a default under the Credit Facility and the lenders could elect to declare all amounts borrowed due and payable. As of March 31, 2012, ARH is in compliance with its covenants.

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

Last Twelve Months Ended March 31, 2012
Net income attributable to American Renal Holdings Inc.	$14,321
Interest expense, net (1)	23,315
Income tax expense	11,831
Depreciation and amortization	18,294
Stock-based compensation	901
Transaction expenses (2)	236
Management fee (3)	832

Adjusted EBITDA (5)	$69,730
Net income attributable to noncontrolling interests with clinic-level debt (4)	5,087

Consolidated EBITDA (5)	$74,817

(1)	Includes interest expense and interest income.
(2)	Reflects expenses related to the Transactions.
(3)	Represents minimum management fees payable to Centerbridge.
(4)	Reflects net income attributable to noncontrolling interests at those clinics with $9.0 million of third-party debt as of March 31, 2012. The agreement permits this adjustment up to the amount of third-party debt that is included in certain coverage and leverage ratios.
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

Consolidated EBITDA (or debt covenant EBITDA) is defined as Adjusted EBITDA plus net income attributable to noncontrolling interests with clinic-level debt and other adjustments. Consolidated EBITDA, not Adjusted EBITDA, is used in calculating covenant compliance under the agreements governing the Revolving Credit Facility. The Company believes that the inclusion of supplementary adjustments to Adjusted EBITDA are appropriate to provide additional information to investors about items that will impact the calculation of EBITDA that is used to determine covenant compliance under the agreements governing the Revolving Credit Facility. Since not all companies use identical calculations, this presentation of Consolidated EBITDA may not be comparable to other similarly titled measures of other companies.

Off Balance Sheet Arrangements, Contractual Obligations and Commitments

The following is a summary of historical contractual obligations and commitments as of March 31, 2012:

Scheduled payments under contractual obligations (in thousands)	Total	2012 & 2013	2014 & 2015	2016	After 2016
Clinic level third-party long-term debt and capital lease obligations (including current portion)	$8,953	$4,378	$3,548	$961	$66
Senior Secured Notes (1)	250,000	—	—	—	250,000
Senior PIK Toggle Notes (2)	135,000	—	—	135,000	—
Accrued interest on the Senior PIK toggle notes converted into the principal amount	14,429	—	—	14,429	—
Operating leases (3)	80,555	19,705	19,673	9,041	32,136
Interest payments (4)	229,568	72,029	83,105	24,706	49,728
Management fee (5)	6,999	1,331	1,786	893	2,989

Total	$725,504	$97,443	$108,112	$185,030	$334,919

(1)	Bear interest at 8.375% with interest payment dates of May 15 and November 15. As of March 31, 2012, accrued interest totals approximately $7.9 million.
(2)	The Company may elect to pay interest on the notes (1) entirely in cash (“Cash Interest”), (2) entirely as PIK Interest (“PIK Interest”) or (3) 50% as Cash Interest and 50% as PIK Interest. Cash Interest on the notes will accrue at the rate of 9.75% per annum and PIK Interest on the notes will accrue at the rate of 10.50% per annum. Following an increase in the principal amount of the outstanding notes as a result of a payment of PIK Interest, the notes will accrue interest on such increased principal amount from the date of such payment. As of March 31, 2012, accrued interest totals approximately $1.3 million.
(3)	Net of estimated sublease proceeds of $1.0 million per year from 2012 to 2015 and $6.3 million thereafter
(4)	Represents interest payments on debt obligations with fixed interest rates, including the Senior Secured Notes and PIK Toggle Notes.
(5)	Represents minimum management fees payable to Centerbridge.

We also have potential acquisition obligations for some of our non-wholly-owned subsidiaries in the form of put provisions, which are exercisable at our nephrologist partners’ future discretion within specified periods (“time-based puts”) or upon the occurrence of certain events (“event-based puts”) as set forth in each specific put provision. See Note F—Noncontrolling Interests Subject to Put Provisions in the Notes to Unaudited Consolidated Financial Statements, included elsewhere in this Form 10-Q, for discussion of these put provisions. These put obligations are not customary in the operating agreements with our JV partners. Although no assurance can be given, we do not expect a significant increase in the number of future JV arrangements that contain put provisions.

Since our inception, $24.8 million of time-based obligations have become exercisable by our nephrologist partners, but only $2.7 million of these puts have been exercised. The following is a summary of the estimated potential cash payments in each of the specified years under all time-based puts existing as of March 31, 2012 (in thousands) and reflects the payments that would be made, assuming (a) all vested puts as of March 31, 2012 are exercised on April 1, 2012 and paid accordingly and (b) all puts exercisable thereafter are exercised as soon as they vest and are paid accordingly.

(in thousands)
Year	Amount Exercisable
2012 (remainder)	$17,234
2013	9,377
2014	4,377
2015	667
2016	1,744
Thereafter	1,839

We do not have any off balance sheet arrangements.

Recent Accounting Pronouncements

Effective January 1, 2012, we adopted the Financial Accounting Standards Board’s (“FASB”) ASU 2011-07: “Health Care Entities: Presentation and Disclosure of Patient Services Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for certain Health Care Entities”. ASU 2011-07 requires healthcare entities to present the provision for bad debts as a component of net revenues within the revenue section of their statement of operations on a retrospective basis. The statement of operations for the three months ended March 31, 2011 has been reclassified to account for this retrospective application. The adoption resulted in a reduction of our net patient service operating revenues and total operating expenses but did not have an impact on our financial position, results of operations or cash flows.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the SEC for interim financial reporting. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience, knowledge of current conditions, and beliefs of what could occur in the future given available information.

There have been no changes in our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011. For more information regarding our critical accounting policies, we encourage you to read the discussion contained in Item 7 under the heading “Critical Accounting Policies and Estimates” and Note B. “Significant Accounting Policies” included in the notes to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 3.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may affect us due to adverse changes in financial market prices and rates. Our market risk exposure is primarily related to fluctuations in interest rates. To date we have not entered into derivative or hedging transactions to manage risk in connection with such fluctuation.

There were no significant changes to our quantitative and qualitative disclosures about market risk during the three months ended March 31, 2012. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for the year ended December 31, 2011 for a more complete discussion of our market risk exposure.

ITEM 4.            CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of March 31, 2012. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2012.

(b) Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

We encourage you to carefully consider the risk factors identified in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011. These risk factors could materially affect our business, financial condition and future results and could cause our actual business and financial results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q or elsewhere by management from time to time. There have been no material changes during the quarter ended March 31, 2012 to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December  31, 2011.

ITEM 6.                 EXHIBITS

The following is a list of all exhibits filed as part of this Report:

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

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

3.1

Restated Certificate of Incorporation of American Renal Associates Holdings, Inc. (including all prior amendments to such Certificate of Incorporation) (incorporated by reference to the Quarterly Report on Form 10-Q filed by the Company on November 10, 2011).

3.2	American Renal Associates Holdings, Inc. By-Laws (incorporated by reference to the Quarterly Report on Form 10-Q filed by the Company on November 10, 2011).

3.3	Form of Joint Venture Operating Agreement (incorporated by reference to Amendment No. 1 to the registration statement on Form S-4 filed by American Renal Holdings Inc. on December 6, 2010)

4.1

Indenture, dated as March 4, 2011, between American Renal Holdings Company, Inc. (now known as American Renal Associates Holdings, Inc.) and Wilmington Trust, National Association (as successor by merger to Wilmington Trust FSB) (incorporated by reference to the registration statement on Form S-4 filed by the Company on July 22, 2011)

4.2

Registration Rights Agreement, dated as March 4, 2011, among American Renal Associates Holdings, Inc. (now known as American Renal Associates Holdings, Inc.) and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Barclays Capital Inc., as representatives to the several initial purchasers (incorporated by reference to the registration statement on Form S-4 filed by the Company on July 22, 2011)

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

101*

The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations ; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to the Consolidated Financial Statements.

*  Filed herein

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC.
(Registrant)

/s/ Jon Wilcox
Name: Jon Wilcox
Title: Chief Financial Officer

May 11, 2012

(Date)