Form 10-Q
period 2012-06-30
American Renal Associates Holdings, Inc.
filed 2012-08-10
CIK 1525040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes   ☒    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒*

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of August 8, 2012, there were outstanding 9,215,594 shares of common stock, $0.01 par value per share, of American Renal Associates Holdings, Inc., none of which were publicly traded.

*	The registrant is a voluntary filer of reports required to be filed by certain companies under Sections 13 or 15(d) of the Securities Exchange Act of 1934 and has filed all reports that would have been required to be filed by the registrant during the preceding 12 months had it been subject to such filing requirements.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except for share data)

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash	$45,316	$36,774
Accounts receivable, less allowance for doubtful accounts of $1,976 and $4,084 at June 30, 2012 and December 31, 2011, respectively	54,443	56,027
Inventories	2,409	2,210
Prepaid expenses and other current assets	6,640	4,620
Income tax receivable	1,322	1,322
Deferred tax assets	8,271	8,271

Total current assets	118,401	109,224
Property and equipment, net	79,531	72,416
Deferred financing costs, net	4,648	4,962
Intangible assets, net	36,634	35,416
Other long-term assets	2,545	1,734
Goodwill	532,003	504,045

Total assets	$773,762	$727,797

Liabilities and Equity
Current liabilities:
Accounts payable	$18,356	$17,065
Accrued compensation and benefits	12,183	11,425
Accrued expenses and other current liabilities	22,480	24,192
Acquisition payable (Note C)	14,700	—
Amount due to sellers	2,192	2,192
Current portion of long-term debt	3,056	2,662
Current portion of capital lease obligations	52	51

Total current liabilities	73,019	57,587
Long-term debt, less current portion	401,976	391,084
Capital lease obligations, less current portion	85	111
Other long-term liabilities	3,399	3,362
Deferred tax liabilities	16,233	16,233

Commitments and contingencies (Note K)

Noncontrolling interests subject to put provisions	52,529	47,492

Equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued
Common stock, $0.01 par value, 11,000,000 shares authorized, 9,215,594 and 9,192,151 issued and outstanding at June 30, 2012 and December 31, 2011, respectively	91	91
Additional paid-in capital	65,053	65,379
Receivable from shareholders	(8)	(761)
Accumulated deficit	(2,887)	(6,857)

Total American Renal Associates Holdings, Inc. equity	62,249	57,852
Noncontrolling interests not subject to put provisions	164,272	154,076

Total equity	226,521	211,928

Total liabilities and equity	$773,762	$727,797

See accompanying notes to the unaudited consolidated financial statements.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Income

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Patient service operating revenues	$101,872	$89,641	$199,036	$174,309
Recoveries of (provision for) uncollectible accounts	9	(1,110)	(878)	(2,374)

Net patient service operating revenues	101,881	88,531	198,158	171,935

Operating expenses:
Patient care costs	58,793	53,295	116,872	107,575
General and administrative	11,487	9,329	21,918	19,717
Merger related costs	—	186	—	222
Depreciation and amortization	5,040	4,364	9,818	8,713

Total operating expenses	75,320	67,174	148,608	136,227

Operating income	26,561	21,357	49,550	35,708
Interest expense, net	(10,183)	(9,583)	(20,178)	(16,624)

Income before income taxes	16,378	11,774	29,372	19,084
Income tax expense	1,677	869	2,647	774

Net income	14,701	10,905	26,725	18,310
Less: Net income attributable to noncontrolling interests	(12,126)	(9,587)	(22,755)	(17,136)

Net income attributable to American Renal Associates Holdings, Inc.	$2,575	$1,318	$3,970	$1,174

See accompanying notes to the unaudited consolidated financial statements.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Equity

(in thousands, except share data)

		Total American Renal Associates Holdings, Inc. Equity
	Non- controlling interests subject to put provisions	Common Stock		Additional Paid-in Capital	Receivable from Share-holders	Accumulated Earnings (Deficit)	Total	Non- controlling interests not subject to put provisions
		Shares	Par Value
Balance at December 31, 2010	$44,236	8,857,565	$88	$191,199	$—	$(9,763)	$181,524	$152,640
Net income	8,756	—	—	—	—	2,906	2,906	28,774
Return of capital dividend	—	—	—	(130,720)	—	—	(130,720)	—
Issuance of common stock	—	334,586	3	4,139	—	—	4,142	—
Stock-based compensation	—	—	—	3,649	—	—	3,649	—
Distributions to noncontrolling interests	(8,993)	—	—	—	—	—	—	(28,030)
Contributions from noncontrolling interests	283	—	—	—	(761)	—	(761)	1,842
Acquisitions of noncontrolling interests	372	—	—	—	—	—	—	257
Sales of noncontrolling interests	284	—	—	404	—	—	404	159
Purchases of noncontrolling interests	(48)	—	—	(1,535)	—	—	(1,535)	(721)
Reclassification	845	—	—	—	—	—	—	(845)
Change in fair value of noncontrolling interests	1,757	—	—	(1,757)	—	—	(1,757)	—

Balance at December 31, 2011	$47,492	9,192,151	$91	$65,379	$(761)	$(6,857)	$57,852	$154,076
Net income	5,550	—	—	—	—	3,970	3,970	17,205
Issuance of common stock	—	23,443	—	436	—	—	436	—
Stock-based compensation	—	—	—	443	—	—	443	—
Distributions to noncontrolling interests	(4,382)	—	—	—	—	—	—	(16,478)
Contributions from noncontrolling interests	446	—	—	—	753	—	753	1,712
Acquisitions of noncontrolling interests	—	—	—	—	—	—	—	10,710
Sales of noncontrolling interests	35	—	—	198	—	—	198	(63)
Purchases of noncontrolling interests	—	—	—	556	—	—	556	(1,461)
Grant of put rights	1,803	—	—	—	—	—	—	(1,803)
Other adjustments	—	—	—	(374)	—	—	(374)	374
Change in fair value of noncontrolling interests	1,585	—	—	(1,585)	—	—	(1,585)	—

Balance at June 30, 2012 (unaudited)	$52,529	9,215,594	$91	$65,053	$(8)	$(2,887)	$62,249	$164,272

See accompanying notes to the unaudited consolidated financial statements.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2012	2011
Operating activities
Net income	$26,725	$18,310
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	9,818	8,712
Amortization of discounts, fees and deferred financing costs	853	1,174
Stock-based compensation	443	3,162
Accrued interest on debt agreements	8,310	4,607
Non-cash rent charges	447	178
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	1,584	(4,990)
Inventories	94	(2,876)
Prepaid expenses and other current assets	(2,021)	173
Other assets	(811)	(648)
Accounts payable	1,290	(1,493)
Accrued compensation and benefits	622	2,285
Accrued expenses and other current liabilities	(6,695)	(4,505)
Other liabilities	4,574	2,574

Cash provided by operating activities	45,233	26,663

Investing activities
Purchases of property and equipment	(14,483)	(8,827)
Cash paid for acquisitions	(6,519)	(1,409)
Cash paid for predecessor entity, net of cash acquired	—	(2,182)

Cash used in investing activities	(21,002)	(12,418)

Financing activities
Proceeds from term loans	4,028	—
Payments on long-term debt	(1,444)	(1,556)
Payments on capital lease obligations	(25)	(24)
Proceeds from issuance of common stock	436	6
Distributions to noncontrolling interests	(20,860)	(16,024)
Issuance of debt	—	135,600
Debt issuance costs	—	(3,375)
Return of capital dividend	—	(130,720)
Contributions from noncontrolling interests	2,911	686
Purchases of noncontrolling interests	(905)	(857)
Proceeds from sales of additional noncontrolling interests	170	545

Cash used in financing activities	(15,689)	(15,719)

Increase (decrease) in cash and cash equivalents	8,542	(1,474)
Cash and cash equivalents at beginning of period	36,774	21,179

Cash and cash equivalents at end of period	$45,316	$19,705

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$1,455	$478
Cash paid for interest	11,794	10,905
Supplemental Disclosure of Non-Cash Financing Activities
Issuance of notes in exchange for interest payments	7,453	—
Amount payable for acquisition	14,700	—
Conversion of line of credit to term loan	1,004	—

See accompanying notes to the unaudited consolidated financial statements.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

June 30, 2012

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

On March 22, 2010, ARH entered into the Merger Agreement with the Company, American Renal Holdings Intermediate Company, LLC, C.P. Atlas Acquisition Corp., certain of ARH’s stockholders party thereto and the Sellers’ Representative pursuant to which ARH agreed that C.P. Atlas Acquisition Corp. merge with and into ARH (the “Merger”) and, after which, ARH became the surviving entity and a wholly owned subsidiary of American Renal Holdings Intermediate Company, LLC, which is in turn a wholly owned subsidiary of the Company. The parties agreed to consummate the Merger, subject to the terms and conditions set forth in the Merger Agreement, for an aggregate purchase price of $415 million, subject to adjustments, including, without limitation, for working capital, indebtedness, certain specified liabilities and certain tax savings. ARH agreed that $2.5 million of the purchase price was to be placed into a third-party escrow account as security for working capital adjustments and that $27.5 million of the purchase price was to be placed into a third-party escrow account as security for indemnification claims. In July 2010, the $2.5 million was released and in 2011, $26.2 million was released with $1.3 million remaining in a third-party escrow for tax indemnification. No additional amounts have been released in 2012.

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

The Transactions were consummated on May 7, 2010, with ARH continuing as the surviving corporation and the same legal entity after the Merger. The Merger resulted in a new basis of accounting beginning on May 8, 2010. The Merger was accounted for under the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. Accordingly, the assets acquired, liabilities assumed and noncontrolling interests in the Merger were recorded at fair value.

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

In the opinion of management, the Company has prepared the accompanying unaudited consolidated financial statements on the same basis as its audited financial statements, and these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year 2012, or for any other subsequent periods.

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

June 30, 2012

(dollars in thousands, except per share amounts)

Recent Accounting Pronouncements

Effective January 1, 2012, the Company adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) 2011-07: “Health Care Entities: Presentation and Disclosure of Patient Services Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for certain Health Care Entities.” ASU 2011-07 requires healthcare entities to present the provision for bad debts as a component of net revenues within the revenue section of their statement of income on a retrospective basis. The statements of income for the three and six months ended June 30, 2011 has been reclassified to account for this retrospective application. The adoption resulted in a reduction of the Company’s net patient service operating revenues and total operating expenses but did not have an impact on our financial position, results of operations or cash flows.

NOTE B—ACCOUNTS RECEIVABLE

Accounts receivable are reduced by an allowance for doubtful accounts. In evaluating the ultimate collectability and net realizable value of the Company’s accounts receivable, the Company analyzes its historical cash collection experience and trends for each of its government payors and commercial payors to estimate the adequacy of the allowance for doubtful accounts and the amount of the provision for bad debts. Management regularly updates its analysis based upon the most recent information available to it to determine its current provision for bad debts and the adequacy of its allowance for doubtful accounts. For receivables associated with services provided to patients covered by government payors, like Medicare, the Company receives 80% of the payment directly from Medicare as established under the governments’ bundled payment system and determines an appropriate allowance for doubtful accounts and provision for bad debts on the remaining balance due depending upon the Company’s estimate of the amounts ultimately collectible from other secondary coverage sources or from the patients. For receivables associated with services to patients covered by commercial payors that are either based upon contractual terms or for non-contracted health plan coverage, the Company provides an allowance for doubtful accounts and a provision for bad debts based upon its historical collection experience, potential inefficiencies in its billing processes and for which collectability is determined to be unlikely. Less than 1% of the Company’s accounts receivable are associated with patient pay and it is the Company’s policy to reserve 100% of these outstanding accounts receivable balances.

During the six months ended June 30, 2012, the Company’s allowance for doubtful accounts decreased by approximately $2.1 million. This was primarily due to the timing of bad debt write-offs.

NOTE C—ACQUISITIONS

The Company periodically acquires assets and liabilities of dialysis centers. The results of operations for these acquisitions are included in the Company’s consolidated statements of income from their acquisition dates.

On March 1, 2012, the Company entered into a joint venture with a university hospital to acquire a controlling interest in the assets and assume certain liabilities of a dialysis center in the District of Columbia. The Company has a 51% interest in the partnership.

On April 1, 2012, the Company entered into a joint venture with a pair of nephrologists to acquire a controlling interest in the assets of a dialysis center in Florida for cash. The Company has an 80% interest in the partnership.

On June 1, 2012, the Company acquired the assets and assumed certain liabilities of a dialysis center in Massachusetts. The Company currently owns a 100% interest.

On June 30, 2012, the Company entered into a joint venture with a university hospital to acquire a controlling interest in the assets and assume certain liabilities of a dialysis center in Kentucky. The Company has a 70% interest in the partnership.

The purchase price, on a combined basis for all acquisitions consummated during the six months ended June 30, 2012, was allocated preliminarily (the Company has not yet received independent appraisals) as follows:

Inventory and other tangible assets	$913
Noncompete agreements	3,193
Goodwill	27,958
Liabilities assumed	(135)
Noncontrolling interest in net assets acquired	(10,710)

Purchase price (includes acquisition payable of $14,700, which was paid in July 2012)	$21,219

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements – (Continued)

June 30, 2012

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

The asset or liability fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. There were no changes in the methodologies used at June 30, 2012.

The carrying amounts reported in the accompanying consolidated balance sheets for cash, accounts receivable, accounts payable and accrued liabilities approximate fair value because of their short-term nature. The fair value of the Company’s debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The Company estimates the fair value of the Senior Secured Notes at $266,250, the Senior Pay-In-Kind (PIK”) Toggle Notes at $159,883 and term loans at $10,900 as of June 30, 2012. The Company estimates the fair value of the Senior Secured Notes at $264,375, the PIK Toggle Notes at $145,874 and term loans at $7,594, and the line of credit at $1,004 as of December 31, 2011.

Noncontrolling interests subject to put provisions—See Note F for a discussion of the Company’s methodology for estimating fair value of noncontrolling interest subject to put provisions.

	June 30, 2012
	Total	Level 1	Level 2	Level 3

Noncontrolling interests subject to put provisions	$52,529	$—	$—	$52,529

	December 31, 2011
	Total	Level 1	Level 2	Level 3

Noncontrolling interests subject to put provisions	$47,492	$—	$—	$47,492

NOTE E—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued compensation and benefits consist of the following:

	June 30, 2012	December 31, 2011
Accrued compensation	$6,186	$6,929
Accrued vacation pay	5,997	4,496

	$12,183	$11,425

Accrued expenses and other current liabilities consist of the following:

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements – (Continued)

June 30, 2012

(dollars in thousands, except per share amounts)

	June 30, 2012	December 31, 2011
Payor refunds and retractions	$16,536	$18,591
Accrued interest	2,674	2,672
Other	3,270	2,929

	$22,480	$24,192

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

As of June 30, 2012 and December 31, 2011, the Company’s potential obligations under these put provisions totaled approximately $39,547 and $34,708, respectively. Additionally, the Company has certain put agreements which are exercisable upon the occurrence of specific events, including third-party members’ death, disability, bankruptcy, retirement, or if third-party members are dissolved. As of June 30, 2012 and December 31, 2011, the Company’s potential additional obligations under these put provisions were approximately $12,982 and $12,784, respectively. The Company’s potential obligations for all of these put provisions are included in noncontrolling interests subject to put provisions in the accompanying consolidated balance sheets.

NOTE G—LONG-TERM DEBT

Long-term debt consists of the following:

	June 30, 2012	December 31, 2011
Senior secured notes issued May 7, 2010, interest due semi-annually at a fixed rate of 8.375% with a balloon payment due on May 15, 2018	$250,000	$250,000
Senior PIK toggle notes issued March 4, 2011, interest due semi-annually at a fixed rate of 9.75% / 10.50% with a balloon payment due on March 1, 2016	135,000	135,000
Accrued interest on the Senior PIK toggle notes converted into principal	14,423	6,970
Accrued interest on the Senior PIK toggle notes to be converted into principal	5,240	4,973
Term loans, principal payments of $25 and interest at a fixed monthly rate of 3.35 - 3.5% payable monthly through December 2016	1,328	1,475
Term loan, principal payments of $9 and interest at a fixed monthly rate of 3.35% payable monthly through May 2014, with balloon payment of $536 due May 2014	732	785
Term loans, principal and interest payable monthly at rates between 3.84% and 8.67% over varying periods through December 2016	8,716	5,024
Mortgage payable, principal and interest due monthly through March 2014 at a rate of 4.79%	115	146
Line of credit, fixed interest of 4.8% due monthly, converted to term loan in January 2012	—	1,004

	415,554	405,377
Less: discounts and fees, net of accumulated amortization	(10,522)	(11,631)
Less: current maturities	(3,056)	(2,662)

	$401,976	$391,084

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements – (Continued)

June 30, 2012

(dollars in thousands, except per share amounts)

Scheduled maturities of long-term debt as of June 30, 2012 are as follows for the periods ending December 31:

2012 (remainder)	$1,585
2013	2,810
2014	2,581
2015	2,078
2016	156,218
Thereafter	250,282

$415,554

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

Senior PIK Toggle Notes

In March 2011, the Company issued $135.0 million of Senior PIK Toggle Notes (the “PIK Notes”). The PIK Notes are due in March 2016 and bear interest at a rate of 9.75% if paid in cash or 10.50% if paid-in-kind. The net proceeds of the PIK Notes were used to pay a dividend to the Company’s equity holders. The Company may elect to pay interest on the notes (1) entirely in cash (“Cash Interest”), (2) entirely as PIK Interest (“PIK Interest”) or (3) 50% as Cash Interest and 50% as PIK Interest. Following an increase in the principal amount of the outstanding notes as a result of a payment of PIK Interest, the notes will accrue interest on such increased principal amount from the date of such payment. The first and second semi-annual interest payments totaling $14.5 million were in the form of PIK Interest and the Company has elected to pay-in-kind the semi-annual interest due in September 2012. The notes are not guaranteed by any of the Company’s subsidiaries.

On or after March 1, 2015, the Company may redeem the PIK Notes at its option, subject to certain notice periods, at a price equal to 100% of the aggregate principal amount of the PIK Notes plus accrued and unpaid interest. From March 1, 2013 to February 28, 2015, the Company may redeem the PIK Notes at prices ranging from 102.5% to 105% of the aggregate principal balance of the PIK Notes plus accrued and unpaid interest. Prior to March 1, 2013, the Company may redeem some or all of the PIK Notes at a redemption price of 100% of the principal amount thereof plus accrued and unpaid interest, if any, to the redemption date, plus a “make-whole” premium.

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

June 30, 2012

(dollars in thousands, except per share amounts)

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

As of June 30, 2012, there were no borrowings outstanding under the Credit Facility and ARH was in compliance with its covenants.

NOTE H—INCOME TAXES

The income tax expense included in the accompanying unaudited consolidated statements of income principally relates to the Company’s proportionate share of the pre-tax income of its majority-owned subsidiaries. The determination of income tax expense for interim reporting purposes is based upon the estimated effective tax rate for the year adjusted for the impact of any discrete items which are accounted for in the period in which they occur.

The Company’s effective income tax rate for the three and six months ended June 30, 2012 and 2011 was 10.2%, 7.4%, 9.0% and 4.1%, respectively. These rates differ from the federal statutory rate of 35% principally due to the portion of pre-tax income that is allocable to noncontrolling interests in our majority-owned subsidiaries which are pass-through entities for income tax purposes.

NOTE I—STOCK-BASED COMPENSATION

Stock-based compensation expense was reflected in the accompanying consolidated statements of income as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Patient care costs	$22	$20	$41	$795
General and administrative	201	174	402	2,367

Total stock-based compensation before tax	$223	$194	$443	$3,162
Income tax benefit	(89)	(78)	(177)	(1,265)

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements – (Continued)

June 30, 2012

(dollars in thousands, except per share amounts)

During the three and six months ended June 30, 2012, the Company granted approximately 25,600 and 53,000 stock options to employees of the Company, respectively.

As of June 30, 2012, the Company had approximately $10.5 million of unrecognized compensation costs, net of estimated forfeitures, related to unvested share-based compensation arrangements of which $7.9 million is attributable to vesting upon contingent events and $2.6 million is attributable to time-based vesting. The compensation cost associated with time-based vesting is expected to be recognized as expense over a weighted-average period of approximately 3.3 years.

In March 2011, the Company declared and paid a dividend equal to $14.49 per share to holders of its common stock. In connection with the dividend, the Company also made a dividend equivalent payment of approximately $2.5 million to holders of rollover options which was recorded as stock-based compensation expense in the consolidated statement of income for the three months ended March 31, 2011. Additionally, in connection with the dividend, the exercise prices of the outstanding rollover options were also adjusted. The adjustment was made at the election of the Board of Directors and was not required to be made under the applicable predecessor option plan provisions. As such, the adjustment was accounted for as a modification of the rollover options which resulted in the recognition of incremental stock-based compensation expense of approximately $0.3 million during the three months ended March 31, 2011.

In connection with the March 2011 dividend, the exercise prices of the outstanding 2010 Plan options were also adjusted as required under the 2010 Plan. No stock-based compensation was required to be recognized in connection with the exercise price adjustment of these options.

In January 2011, the Company adopted the American Renal Associates Holdings, Inc. 2011 Stock Option Plan for Nonemployee Directors (the “2011 Directors’ Plan”) under which 100,000 shares of the Company’s common stock were reserved for issuance to the Company’s directors and consultants. Options granted under the 2011 Directors’ Plan must be nonstatutory stock options. Stock appreciation rights may also be granted under the 2011 Directors’ Plan.

NOTE J—RELATED PARTY TRANSACTIONS

In May 2012, the Company commenced an offering to provide its existing physician equity partners an opportunity to invest in the Company at fair value. In accordance with a May 2012 Confidential Private Placement Memorandum, cash investments could be made to acquire either 2,758 or 1,379 shares of common stock at a price per share equal to the fair market value of the Company’s common stock on the date of issuance. This offering was made for a limited time period which ended in June 2012. In total, 23,443 shares of common stock were issued to various physician equity partners in June 2012.

The Company has lease agreements at fair value for dialysis clinics with noncontrolling interest members or entities under the control of noncontrolling interest members. The amount of rent expense under these lease arrangements was approximately $1.1 million, $0.7 million, $2.2 million and $1.3 million for the three and six months ended June 30, 2012 and 2011, respectively. In addition, in

2008, the Company sub-leased space at one of its dialysis clinics to the noncontrolling interest member. Rent income under this sub-lease arrangement, which extends to 2023, was approximately $0.1 million for both the three months ended June 30, 2012 and 2011 and $0.3 million for both the six months ended June 30, 2012 and 2011.

Upon consummation of the Merger, the Company entered into a management services agreement with Centerbridge. Under this management services agreement, Centerbridge agreed to provide to the Company certain investment banking, management, consulting, and financing planning services on an ongoing basis. In consideration for these services, the Company pays Centerbridge an annual advisory services fee (payable quarterly) for each fiscal year of the greater of (i) an amount equal to the greater of (x) $550 or (y) the advisory services fee of the previous fiscal year or (ii) an amount equal to 1.25% of EBITDA, minus a personnel expense deduction, if applicable. During the three and six months ended June 30, 2012 and 2011, the Company recorded $0.3 million, $0.2 million, $0.6 million and $0.3 million, respectively, of expense related to this agreement. Centerbridge is also entitled to receive an additional fee equal to 1.0% of the enterprise value and/or aggregate value, as applicable, for any future fundamental or significant transactions in which Centerbridge is involved.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements – (Continued)

June 30, 2012

(dollars in thousands, except per share amounts)

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

On March 22, 2010, ARH entered into the Merger Agreement with the Company, American Renal Holdings, Intermediate Company, LLC, C.P. Atlas Acquisition Corp., certain of ARH’s stockholders party thereto and the Sellers’ Representative pursuant to which ARH agreed that C.P. Atlas Acquisition Corp. merge with and into ARH (the “Merger”) and, after which, ARH became the surviving entity and a wholly owned subsidiary of American Renal Holdings Intermediate Company, LLC, which is in turn a wholly owned subsidiary of the Company. The parties agreed to consummate the Merger, subject to the terms and conditions set forth in the Merger Agreement, for an aggregate purchase price of $415 million, subject to adjustments, including, without limitation, for working capital, indebtedness, certain specified liabilities and certain tax savings. ARH agreed that $2.5 million of the purchase price was to be placed into a third-party escrow account as security for working capital adjustments and that $27.5 million of the purchase price was to be placed into a third-party escrow account as security for indemnification claims. In July 2010, the $2.5 million was released and in 2011, $26.2 million was released with $1.3 million remaining in a third-party escrow for tax indemnification. No additional amounts have been released in 2012.

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

The Transactions were consummated on May 7, 2010, with ARH continuing as the surviving corporation and the same legal entity after the Merger. The Merger resulted in a new basis of accounting beginning on May 8, 2010. The Merger was accounted for under the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. Accordingly, the assets acquired, liabilities assumed and noncontrolling interests in the Merger were recorded at fair value.

Executive Overview

We are a national provider of kidney dialysis services for patients suffering from chronic kidney failure, also known as end stage renal disease, or ESRD. As of June 30, 2012, we owned and operated 117 dialysis clinics treating more than 7,862 patients in 20 states and the District of Columbia. Our operating model is based on shared ownership of our facilities with physicians, known as nephrologists, who specialize in kidney-related diseases in the local market served by the clinic. Each clinic is maintained as a separate joint venture in which we own a controlling interest and our local nephrologist partners own noncontrolling interests. The results of operations for all of our clinics are currently included in our consolidated financial statements.

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

Clinic Development

We have experienced significant growth since opening our first clinic in December 2000. Since that date, we have developed 90 new clinics, commonly referred to as de novo clinics. The following chart shows the number of de novo and acquired clinics over the periods indicated:

	Six Months Ended June 30,	Years Ended December 31,

	2012	2011	2010	2009
De novo clinics (1)	7	12	8	7
Acquired clinics (2)	3	3	3	3

Total new clinics	10	15	11	10

(1)	Clinics formed by us which began to operate and dialyze patients in the applicable period.
(2)	Clinics acquired by us which began to operate and dialyze patients in the applicable period.

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

Effect of the Transactions and Subsequent Issuance of Senior PIK Toggle Notes

In connection with the Transactions, ARH incurred significant additional indebtedness, including $250.0 million aggregate principal amount of the Senior Secured Notes and $25.0 million of borrowing availability under our Credit Facility (the “Revolving Credit Facility”). In addition, in March 2011, the Company issued $135.0 million in Senior PIK Toggle Notes. As of June 30, 2012, we had $410.5 million aggregate principal amount of indebtedness outstanding including approximately $11.0 million of third-party debt owed by our clinic subsidiaries.

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

Results of Operations

Three months ended June 30, 2012 as compared with the three months ended June 30, 2011

(Dollars in thousands)

	Three Months Ended June 30,		Increase (Decrease)
	2012	2011
Patient service operating revenues	$101,872	$89,641	$12,231	13.6%
Recoveries of (provision for) uncollectible accounts	9	(1,110)	1,119	(100.8)%

Net patient service operating revenues	101,881	88,531	13,350	15.1%

Operating expenses:
Patient care costs	58,793	53,295	5,498	10.3%
General and administrative	11,487	9,329	2,158	23.1%
Merger related costs	—	186	(186)	(100.0)%
Depreciation and amortization	5,040	4,364	676	15.5%

Total operating expenses	75,320	67,174	8,146	12.1%

Operating income	26,561	21,357	5,204	24.4%
Interest expense, net	(10,183)	(9,583)	(600)	6.3%

Income before income taxes	16,378	11,774	4,604	39.1%
Income tax expense	1,677	869	808	93.0%

Net income	14,701	10,905	3,796	34.8%
Less: Net income attributable to noncontrolling interests	(12,126)	(9,587)	(2,539)	26.5%

Net income attributable to ARAH	$2,575	$1,318	$1,257	95.4%

Net Patient Service Operating Revenues

Patient service operating revenues Patient service operating revenues for the three months ended June 30, 2012 were $101.9 million, an increase of 13.6% from $89.6 million for the three months ended June 30, 2011. The increase in patient service operating revenues was primarily due to an increase of approximately 12.7% in the number of dialysis treatments and a 0.8% increase in the average revenue per treatment. The increase in treatments resulted principally from non-acquired treatment growth from existing clinics and de novo clinics. Patient service operating revenues per treatment for the three months ended June 30, 2012 were $357, compared with $354 for the three months ended June 30, 2011. The increase in revenue per treatment was primarily due to an increase in our Medicare reimbursements rates. Our patient service operating revenues are driven by the number of treatments performed and our average revenues per treatment. The number of treatments that we performed during the three months ended June 30, 2012 increased by 12.7% over the number of treatments that we performed during the three months ended June 30, 2011. This treatment growth has been driven by increasing the patient base at our existing clinics, adding new patients through the opening of de novo clinics and the acquisition of existing dialysis clinics in which we acquired a controlling interest. The following table summarizes the sources of our treatment growth for the period indicated:

	Three Months Ended June 30,
	2012	2011
Source of Treatment Growth:
Existing clinics (1)	7.1%	7.6%
De novo clinics opened (2)	2.4%	7.6%

Non-acquired treatment growth	9.5%	15.2%
Clinics acquired (3)	3.2%	5.1%

Total treatment growth	12.7%	20.3%

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

	Three Months Ended June 30,
	2012	2011

Source of revenues:
Government-based programs and other	58.8%	59.2%
Commercial payors	41.2%	40.8%

	100.0%	100.0%

Source of treatments:
Government-based programs and other	87.1%	86.7%
Commercial payors	12.9%	13.3%

	100.0%	100.0%

Recoveries of (provision for) uncollectible accounts Recoveries of (provision for) uncollectible accounts represents reserves established for amounts for which patients are primarily responsible which we believe will not be collectible. Recoveries of (provision for) uncollectible accounts for the three months ended June 30, 2012 was $9 thousand as compared to $(1.1) million, or 1.2% of patient service operating revenues for the same period in 2011. This change is primarily due to the timing of Medicare bad debt recoveries. Our accounts receivable, net of the allowance for doubtful accounts, represented approximately 49 days of patient service operating revenues as of June 30, 2012 compared to 57 days as of June 30, 2011. The decrease is primarily due to the implementation of the bundle payment rate in January 2011 which temporarily increased the three months ended June 30, 2011.

Operating Expenses

Patient care costs Patient care costs for the three months ended June 30, 2012 were $58.8 million, an increase of 10.3% from $53.3 million for the three months ended June 30, 2011. This increase was primarily due to an increase in the number of treatments. As a percentage of patient service operating revenues, patient care costs were approximately 57.7% for the three months ended June 30, 2012 compared to 59.5% for the three months ended June 30, 2011. Patient care costs per treatment for the three months ended June 30, 2012 were $206, compared to $211 for the three months ended June 30, 2011. The decrease in patient care costs per treatment is primarily due to a decline in prescribed pharmaceuticals.

General and administrative expenses General and administrative expenses for the three months ended June 30, 2012 and 2011 were $11.5 million and $9.3 million, respectively. As a percentage of patient service operating revenues, general and administrative expenses were approximately 11.3% for the three months ended June 30, 2012 compared to 10.4% for the three months ended June 30, 2011. General and administrative costs per treatment for the three months ended June 30, 2012 were $40, compared to $37 for the three months ended June 30, 2011. This increase in general and administrative per treatment cost is primarily related to an increase in professional fees and increased personnel associated with our growth.

Depreciation and amortization Depreciation and amortization expense is attributable to our clinics’ equipment and leasehold improvements and amortizing intangible assets. We calculate depreciation and amortization expense using a straight-line method over the assets’ estimated useful lives. Depreciation and amortization expense for the three months ended June 30, 2012 was $5.0 million, an increase of 15.5% from $4.4 million for the three months ended June 30, 2011 primarily related to new clinics. As a percentage of patient service operating revenues, depreciation and amortization expense was approximately 4.9% for the three months ended June 30, 2012 and 2011.

Interest Expense, net Interest expense represents charges for interest associated with our corporate level debt and credit facilities entered into by our dialysis clinics. Interest expense, net for the three months ended June 30, 2012 was $10.2 million, an increase of $0.6 million from $9.6 million for the three months ended June 30, 2011. The increase is primarily due to interest on the note exchanged for accrued interest on the Senior PIK Toggle Notes in 2012 and higher term loan balances in 2012 as compared to 2011.

Income Tax Expense The provision for income taxes for the three months ended June 30, 2012 represented an effective tax rate of 10.2% compared with 7.4% in 2011. The variation from the statutory federal rate of 35% on our share of pre-tax income during the three months ended June 30, 2012 and 2011, is primarily due to the tax impact of the noncontrolling interest.

Net income attributable to noncontrolling interests Noncontrolling interests represent the equity interests in our consolidated entities that we do not own, which is primarily the equity interests of our nephrologist partners in our JV clinics. Net income attributable to noncontrolling interests for the three months ended June 30, 2012 was $12.1 million, an increase of 26.5% from $9.6 million for the three months ended June 30, 2011. The increase was primarily due to the addition of de novo clinics and growth in the earnings of our existing JVs.

Six months ended June 30, 2012 as compared with the six months ended June 30, 2011

(Dollars in thousands)
	Six Months Ended June 30,		Increase (Decrease)
	2012	2011

Patient service operating revenues	$199,036	$174,309	$24,727	14.2%
Provision for uncollectible accounts	(878)	(2,374)	1,496	(63.0)%

Net patient service operating revenues	198,158	171,935	26,223	15.3%

Operating expenses:
Patient care costs	116,872	107,575	9,297	8.6%
General and administrative	21,918	19,717	2,201	11.2%
Merger related costs	—	222	(222)	(100.0)%
Depreciation and amortization	9,818	8,713	1,105	12.7%

Total operating expenses	148,608	136,227	12,381	9.1%

Operating income	49,550	35,708	13,842	38.8%
Interest expense, net	(20,178)	(16,624)	(3,554)	21.4%

Income before income taxes	29,372	19,084	10,288	53.9%
Income tax expense	2,647	774	1,873	242.0%

Net income	26,725	18,310	8,415	46.0%

	Six Months Ended June 30,		Increase (Decrease)
	2012	2011

Less: Net income attributable to noncontrolling interests	(22,755)	(17,136)	(5,619)	32.8%

Net income attributable to ARAH	$3,970	$1,174	$2,796	238.2%

Net Patient Service Operating Revenues

Patient service operating revenues Patient service operating revenues for the six months ended June 30, 2012 were $199.0 million, an increase of 14.2% from $174.3 million for the six months ended June 30, 2011. The increase in patient service operating revenues was primarily due to an increase of approximately 13.0% in the number of dialysis treatments and a 1.0% increase in the average revenue per treatment. The increase in treatments resulted principally from non-acquired treatment growth from existing clinics and de novo clinics. Patient service operating revenues per treatment for the six months ended June 30, 2012 were $355, compared with $351 for the six months ended June 30, 2011. The increase in revenue per treatment was primarily due to an increase in our Medicare reimbursements rates. Our patient service operating revenues are driven by the number of treatments performed and our average revenues per treatment. The number of treatments that we performed during the six months ended June 30, 2012 increased by 13.0% over the number of treatments that we performed during the six months ended June 30, 2011. This treatment growth has been driven by increasing the patient base at our existing clinics, adding new patients through the opening of de novo clinics and the acquisition of existing dialysis clinics in which we acquired a controlling interest. The following table summarizes the sources of our treatment growth for the period indicated:

	Six Months Ended June 30,
	2012	2011
Source of Treatment Growth:
Existing clinics (1)	8.6%	8.5%
De novo clinics opened (2)	1.9%	6.2%

Non-acquired treatment growth	10.5%	14.7%
Clinics acquired (3)	2.5%	5.3%

Total treatment growth	13.0%	20.0%

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

	Six Months Ended June 30,
	2012	2011

Source of revenues:
Government-based programs and other	59.4%	59.3%
Commercial payors	40.6%	40.7%

	100.0%	100.0%

Source of treatments:
Government-based programs and other	87.1%	86.8%
Commercial payors	12.9%	13.2%

	100.0%	100.0%

Provision for uncollectible accounts Provision for uncollectible accounts represents reserves established for amounts for which patients are primarily responsible which we believe will not be collectible. Provision for uncollectible accounts for the six months ended June 30, 2012 was $0.9 million, or 0.4% of patient service operating revenues as compared to $2.4 million, or 1.4% of patient service operating revenues for the same period in 2011. The decrease in provision for uncollectible accounts is primarily due to the timing of Medicare bad debt recoveries. Our accounts receivable, net of the allowance for doubtful accounts, represented approximately 49 days of patient service operating revenues as of June 30, 2012 compared to 57 days as of June 30, 2011. The decrease is primarily due to the implementation of the bundled payment rate in January 2011 which temporarily increased the first six months of 2011.

Operating Expenses

Patient care costs Patient care costs for the six months ended June 30, 2012 were $116.9 million, an increase of 8.6% from $107.6 million for the six months ended June 30, 2011. This increase was primarily due to an increase in the number of treatments. As a percentage of patient service operating revenues, patient care costs were approximately 59.7% for the six months ended June 30, 2012 compared to 61.7% for the six months ended June 30, 2011. Patient care costs per treatment for the six months ended June 30, 2012 were $208, compared to $217 for the six months ended June 30, 2011. The decrease in patient care costs per treatment is primarily due to a decline in prescribed pharmaceuticals and a $0.8 million decrease in stock-based compensation.

General and administrative expenses General and administrative expenses for the six months ended June 30, 2012 and 2011 were $21.9 million and $19.7 million, respectively. As a percentage of patient service operating revenues, general and administrative expenses were approximately 11.0% for the six months ended June 30, 2012 compared to 11.3% for the six months ended June 30, 2011. General and administrative costs per treatment for the six months ended June 30, 2012 were $39, compared to $40 for the six months ended June 30, 2011. This decrease in general and administrative per treatment cost is primarily related a decrease in stock-based compensation.

Depreciation and amortization Depreciation and amortization expense is attributable to our clinics’ equipment and leasehold improvements and amortizing intangible assets. We calculate depreciation and amortization expense using a straight-line method over the assets’ estimated useful lives. Depreciation and amortization expense for the six months ended June 30, 2012 was $9.8 million, an increase of 12.7% from $8.7 million for the six months ended June 30, 2011 primarily related to new clinics. As a percentage of patient service operating revenues, depreciation and amortization expense was approximately 4.9% for the six months ended June 30, 2012 compared to 5.0% for the six months ended June 30, 2011.

Interest Expense, net Interest expense, net for the six months ended June 30, 2012 was $20.2 million, an increase of $3.6 million from $16.6 million for the six months ended June 30, 2011. The increase is primarily due to interest related to the Senior PIK Toggle Notes which were outstanding during the 2012 period as compared with approximately four months during the 2011 period.

Income Tax Expense The provision for income taxes for the six months ended June 30, 2012 represented an effective tax rate of 9.0% compared with 4.1% in 2011. The variation from the statutory federal rate of 35% on our share of pre-tax income during the six months ended June 30, 2012 and 2011, is primarily due to the tax impact of the noncontrolling interest.

Net income attributable to noncontrolling interests Noncontrolling interests represent the equity interests in our consolidated entities that we do not own, which is primarily the equity interests of our nephrologist partners in our JV clinics. Net income attributable to noncontrolling interests for the six months ended June 30, 2012 was $22.8 million, an increase of 32.8% from $17.1 million for the six months ended June 30, 2011. The increase was primarily due to the addition of de novo clinics and growth in the earnings of our existing JVs.

Liquidity and Capital Resources

We own controlling interests in our JV clinics and our nephrologist partners own noncontrolling interests, typically between 20% and 49%. Except as otherwise indicated, the following discussion of our liquidity and capital resources presents information on a consolidated basis, without giving effect to any noncontrolling interests in our JV clinics.

Cash Flows

Cash Flows from Operations:

(Dollars in thousands)

	Six Months Ended June 30,

	2012	2011

Source / (Use)
Net income	$26,725	$18,310
Depreciation and amortization	10,671	9,886
Accrued interest on debt agreements	8,310	4,607
Other non-cash items	890	3,340
Increase (decrease) in cash resulting in changes from:
Accounts receivable	1,584	(4,990)
Inventories	94	(2,876)
Other assets	(2,832)	(475)
Accounts payable and accrued expenses	(733)	(3,713)
Other liabilities	524	2,574

Net cash provided by operating activities	$45,233	$26,663

The increase in our net cash provided by operating activities is primarily attributable to an increase in net income, accrued interest and a decrease in accounts receivable. Accounts receivable, net of the allowance for doubtful accounts, represented approximately 49 days of patient service operating revenues as of June 30, 2012 compared to 57 days as of June 30, 2011.

Cash Flows from Investing Activities:

(Dollars in thousands)
	Six Months Ended June 30,
	2012	2011

Source / (Use)
Purchases of property and equipment	$(14,483)	$(8,827)
Cash paid for acquisitions	(6,519)	(1,409)
Cash paid for predecessor entity, net of cash acquired	—	(2,182)

Net cash used in investing activities	$(21,002)	$(12,418)

The increase in our net cash used in investing activities is primarily due to the purchase of property and equipment.

Cash Flows from Financing Activities:

(Dollars in thousands)
	Six Months Ended June 30,
	2012	2011

Source / (Use)
Distributions to noncontrolling interests	$(20,860)	$(16,024)
Issuance of debt, net of issuance cost	—	132,225
Return of capital dividend	—	(130,720)
Other, net	5,171	(1,200)

Net cash used in financing activities	$(15,689)	$(15,719)

Net cash used in financing activities was consistent to prior year.

Capital Resources

Our future needs for liquidity will arise primarily from funding the acquisition and development of new clinics, operating expenses, capital expenditures, payment of the advisory fee and other expenses payable under the management agreement with Centerbridge and to service our debt, including our Revolving Credit Facility, the Senior Secured Notes and the Senior PIK Toggle Notes. Our primary sources of liquidity will be funds generated from our operations, short-term borrowing under our Revolving Credit Facility and borrowings of long-term debt.

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

As of June 30, 2012, we have outstanding $410.5 million in aggregate principal amount of indebtedness, with an additional $25.0 million of borrowing capacity available under ARH’s Revolving Credit Facility (not giving effect to any outstanding letters of credit, which would reduce the amount available under our Revolving Credit Facility).

Our liquidity requirements will be significant, primarily due to debt service requirements in connection with the Transactions. In addition, we pay Centerbridge a yearly advisory services fee of the greater of (i) an amount equal to the greater of (x) $550,000 and (y) the amount of the previous fiscal year’s advisory fee, and (ii) an amount equal to 1.25% of our EBITDA for that fiscal year.

Historically, our principal needs for liquidity have been to fund the development and acquisition of new clinics, to pay our operating expenses, to fund capital expenditures and to service our debt. Our primary sources of liquidity are funds generated from our operations and from borrowings of long-term debt.

At June 30, 2012, our subsidiary level long-term loans, on an aggregated basis, consisted of term loans and mortgages totaling $11.0 million with maturities ranging from July 2012 to December 2017 and interest rates ranging from 3.35% to 8.67%.

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

Revolving Credit Facility

In connection with the Transactions, ARH entered into a $25.0 million senior secured revolving credit facility (the Revolving Credit Facility). As of June 30, 2012, there were no borrowings outstanding under the Revolving Credit Facility. The Revolving Credit Facility expires on May 7, 2015. Borrowings under the Revolving Credit Facility bear interest at a rate equal to, at our option, either (a) an alternate base rate determined by reference to the higher of (1) the prime rate in effect on such day, (2) the federal funds effective rate plus 0.50% and (3) the Eurodollar rate applicable for an interest period of one month plus 1.00% or (b) the LIBOR rate, plus an applicable margin. The initial applicable margin for borrowings under the Revolving Credit Facility is 3.50% with respect to alternate base rate borrowings and 4.50% with respect to LIBOR borrowings. In addition to paying interest on outstanding principal under the Revolving Credit Facility, ARH is required to pay a commitment fee, initially 0.75% per annum, in respect of the unutilized revolving credit commitments thereunder. As of June 30, 2012, there were no borrowings outstanding.

Senior PIK Toggle Notes

In March 2011, the Company issued $135.0 million of Senior PIK Toggle Notes (the “PIK Notes”). The PIK Notes are due in March 2016 and bear interest at a rate of 9.75% if paid in cash or 10.50% if paid-in-kind. The net proceeds of the PIK Notes were used to pay a dividend to the equity holders of the Company. The Company may elect to pay interest on the notes (1) entirely in cash (“Cash Interest”), (2) entirely as PIK Interest (“PIK Interest”) or (3) 50% as Cash Interest and 50% as PIK

Interest. Cash Interest on the notes will accrue at the rate of 9.75% per annum and PIK Interest on the notes will accrue at the rate of 10.50% per annum. Following an increase in the principal amount of the outstanding notes as a result of a payment of PIK Interest, the notes will accrue interest on such increased principal amount from the date of such payment. The first and second semi-annual interest payments totaling $14.4 million was in the form of PIK Interest and the Company has elected to pay-in-kind the semi-annual interest due in September 2012. The notes are not guaranteed by any of the Company’s subsidiaries.

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

Earnings before Interest, Taxes, Depreciation and Amortization and other Adjustments

We believe earnings before interest, taxes, depreciation and amortization and other adjustments, which we refer to as Adjusted EBITDA, provides information useful for evaluating our businesses and understanding our operating performance in a manner similar to management. We define Adjusted EBITDA as net income attributable to ARH before income taxes, interest expense, depreciation and amortization, and we further adjust for non-cash charges, non-recurring charges and pro forma amounts for acquisitions as if they had been consummated on the first day of each period. We believe Adjusted EBITDA is helpful in highlighting trends because Adjusted EBITDA excludes the results of decisions that are outside the control of operating management and can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. In addition, we present Adjusted EBITDA because it is one of the components used in the calculations under the covenants contained in our revolving credit facility. Adjusted EBITDA is not a measure of operating performance computed in accordance with GAAP and should not be considered as a substitute for operating income, net income, cash flows from operations, or other statements of income or cash flow data prepared in conformity with GAAP, or as measures of profitability or liquidity. In addition, Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Adjusted EBITDA may not be indicative of historical operating results, and we do not mean for it to be predictive of future results of operations or cash flows. Adjusted EBITDA has limitations as an analytical tool, and you should not consider this item in isolation, or as a substitute for an analysis of our results as reported under GAAP. Some of these limitations are that Adjusted EBITDA:

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

The following table presents the reconciliation from net income to Adjusted EBITDA for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,

(in thousands)	2012	2011	2012	2011

Net income	$14,701	$10,905	$26,725	$18,310
Interest expense	10,183	9,583	20,178	16,624
Income tax expense	1,677	869	2,647	774
Depreciation and amortization	5,040	4,364	9,818	8,713
Stock-based compensation	223	194	443	3,162
Merger related expenses	—	186	—	222
Management fee	301	173	615	344

	Three Months Ended June 30,		Six Months Ended June 30,

(in thousands)	2012	2011	2012	2011

Adjusted EBITDA (including noncontrolling interests)	$32,125	$26,274	$60,426	$48,149
Less: Net income attributable to noncontrolling interests	(12,126)	(9,587)	(22,755)	(17,136)

Adjusted EBITDA	$19,999	$16,687	$37,671	$31,013

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

The breach of these covenants could result in a default under the Credit Facility and the lenders could elect to declare all amounts borrowed due and payable. As of June 30, 2012, ARH is in compliance with its covenants.

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

Last Twelve Months Ended June 30, 2012
Net income attributable to American Renal Holdings Inc.	$15,941
Interest expense, net (1)	23,413
Income tax expense	12,832
Depreciation and amortization	18,970
Stock-based compensation	930
Transaction expenses (2)	50
Management fee (3)	960

Adjusted EBITDA (5)	$73,096
Net income attributable to noncontrolling interests with clinic-level debt (4)	4,866

Consolidated EBITDA (5)	$77,962

(1)	Includes interest expense and interest income.
(2)	Reflects expenses related to the Transactions.
(3)	Represents minimum management fees payable to Centerbridge.
(4)	Reflects net income attributable to noncontrolling interests at those clinics with $11.0 million of third-party debt as of June 30, 2012. The agreement permits this adjustment up to the amount of third-party debt that is included in certain coverage and leverage ratios.
(5)	Adjusted EBITDA is defined as net income plus net interest expense, income taxes, depreciation and amortization, stock-based compensation, transaction expenses, and specified legal costs. Adjusted EBITDA is not a recognized term under GAAP and does not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, Adjusted EBITDA is not intended to be a measure of free cash flow available for management’s discretionary use as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. The presentation of Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of the Company’s results as reported under GAAP. Management believes Adjusted EBITDA is helpful in highlighting trends because Adjusted EBITDA excludes the results of decisions that are outside the control of operating management and can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. In addition, Adjusted EBITDA provides more comparability between our predecessor results and our successor results that reflect acquisition accounting and our new capital structure. Management compensates for the limitations of using non-GAAP financial measures by using them to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone.

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

Off Balance Sheet Arrangements, Contractual Obligations and Commitments

The following is a summary of historical contractual obligations and commitments as of June 30, 2012:

Scheduled payments under contractual obligations (in thousands)	Total	2012 & 2013	2014 & 2015	2016	After 2016
Clinic level third-party long-term debt and capital lease obligations (including current portion)	$11,028	$4,474	$4,716	$1,555	$283
Senior Secured Notes (1)	250,000	—	—	—	250,000
Senior PIK Toggle Notes (2)	135,000	—	—	135,000	—
Accrued interest on the Senior PIK toggle notes converted into the principal amount	14,423	—	—	14,423	—
Acquisition payable	14,700	14,700	—	—	—
Operating leases (3)	85,892	18,250	22,488	10,374	34,780
Interest payments (4)	199,795	32,004	42,240	96,754	28,797
Management fee (5)	6,999	1,331	1,786	893	2,989

Total	$717,837	$70,759	$71,230	$258,999	$316,849

(1)	Bear interest at 8.375% with interest payment dates of May 15 and November 15. As of June 30, 2012, accrued interest totaled approximately $2.7 million.
(2)	The Company may elect to pay interest on the notes (1) entirely in cash (“Cash Interest”), (2) entirely as PIK Interest (“PIK Interest”) or (3) 50% as Cash Interest and 50% as PIK Interest. Cash Interest on the notes will accrue at the rate of 9.75% per annum and PIK Interest on the notes will accrue at the rate of 10.50% per annum. Following an increase in the principal amount of the outstanding notes as a result of a payment of PIK Interest, the notes will accrue interest on such increased principal amount from the date of such payment. As of June 30, 2012, accrued interest totaled approximately $5.2 million.
(3)	Net of estimated sublease proceeds of $1.0 million per year from 2012 to 2015 and $6.3 million thereafter
(4)	Represents interest payments on debt obligations with fixed interest rates, including the Senior Secured Notes and PIK Toggle Notes.
(5)	Represents minimum management fees payable to Centerbridge.

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

Since our inception, $26.4 million of time-based obligations have become exercisable by our nephrologist partners, but only $2.7 million of these puts have been exercised. The following is a summary of the estimated potential cash payments in each of the specified years under all time-based puts existing as of June 30, 2012 (in thousands) and reflects the payments that would be made, assuming (a) all vested puts as of June 30, 2012 are exercised on July 1, 2012 and paid accordingly and (b) all puts exercisable thereafter are exercised as soon as they vest and are paid accordingly.

(in thousands)
Year	Amount Exercisable
2012 (remainder)	$18,342
2013	9,716
2014	4,653
2015	1,278
2016	1,170
Thereafter	4,388

We do not have any off balance sheet arrangements.

Recent Accounting Pronouncements

Effective January 1, 2012, we adopted the Financial Accounting Standards Board’s (“FASB”) ASU 2011-07: “Health Care Entities: Presentation and Disclosure of Patient Services Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for certain Health Care Entities”. ASU 2011-07 requires healthcare entities to present the provision for bad debts as a component of net revenues within the revenue section of their statement of income on a retrospective basis. The statements of income for the three and six months ended June 30, 2011 has been reclassified to account for this retrospective application. The adoption resulted in a reduction of our net patient service operating revenues and total operating expenses but did not have an impact on our financial position, results of operations or cash flows.

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

There were no significant changes to our quantitative and qualitative disclosures about market risk during the six months ended June 30, 2012. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for the year ended December 31, 2011 for a more complete discussion of our market risk exposure.

ITEM 4.            CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of June 30, 2012. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2012.

(b) Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.            LEGAL PROCEEDINGS

We are subject to various claims and legal actions in the ordinary course of our business. Some of these matters include professional liability, employee-related matters and inquiries and investigations by governmental agencies regarding our employment practices. While we cannot predict the outcome of these incidental matters, we believe that any liability arising from them will not have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A.     RISK FACTORS

We encourage you to carefully consider the risk factors identified in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 and the risk factors set forth below. These risk factors could materially affect our business, financial condition and future results and could cause our actual business and financial results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q or elsewhere by management from time to time. There have been no material changes during the quarter ended June 30, 2012 to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, other than as set forth below.

If the number of patients with commercial insurance declines, or if the average rates paid by commercial payors decline, our operating results and financial condition would be adversely affected.

Commercial payors pay us on terms and at rates that are generally significantly higher than Medicare rates. For both the three and six months ended June 30, 2012, we derived approximately 41% of our patient service operating revenues from commercial payors, even though these payors were the source of reimbursement for approximately 13% of the treatments performed. Medicare payment rates may be insufficient to cover our total operating expenses allocable to providing dialysis treatments for Medicare patients, although in some circumstances they are sufficient to cover their patient care costs. The dialysis services industry is experiencing a growing number of commercial payors seeking to reduce payment rates and impose limitations on out-of-network access and rates. The downward pressure on commercial payment rates is a result of general conditions in the market, recent and future consolidations among commercial payors, increased focus on dialysis services and other factors. Decreases in the number of patients covered by commercial plans, reductions in commercial payor rates and decreases in out-of-network rates or increases in restrictions on out-of-network access could result in a significant decrease in our overall revenues derived from commercial payors.

We are continuously in the process of negotiating agreements with our commercial payors, who are increasingly aggressive in their negotiations with us. In the event that our continued negotiations result in overall commercial rate reductions in excess of overall commercial rate increases, the net impact could have a material adverse effect on our financial results. Consolidations have significantly increased the negotiating leverage of commercial payors. Our negotiations with payors are also influenced by competitive pressures. It is possible that some of our contracted rates with commercial payors may decrease or that we may experience decreases in patient volume as our negotiations with commercial payors continue. In addition to increasing downward pressure on contracted commercial payor rates, payors have been attempting to impose restrictions and limitations on non-contracted or out-of-network providers. Commercial payors may restructure their benefits to create disincentives for patients to select or remain with out-of-network providers or may decrease payment rates for out-of-network providers. Because some of our clinics are currently designated as out-of-network providers for our current commercial payors, decreases in out-of-network rates and restrictions on out-of-network access combined with decreases in contracted rates could result in a significant decrease in our overall revenue derived from commercial payors. If the average rates that commercial payors pay us decline significantly, it would have a material adverse effect on our revenues, earnings and cash flows.

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

We have seen an increase in the number of patients who have government-based programs as their primary payors which we believe is largely due to the current economic recession which has reduced the percentage of patients covered under employer-sponsored insurance plans. To the extent there are sustained or increased job losses in the United States as a result of current economic conditions, we could experience a decrease in the number of patients under commercial plans. We could also experience a further decrease if changes to the healthcare regulatory system result in fewer patients covered under employer-sponsored commercial plans. In addition, our continued negotiations with commercial payors could result in a decrease in the number of patients under commercial plans to the extent that we cannot reach agreement with commercial payors on rates and other terms. If there is a significant reduction in the number of patients under higher-paying commercial plans relative to government-based programs that pay at lower rates, it would have a material adverse effect on our revenues, earnings and cash flows

Changes in the structure of, and payment rates under, state Medicaid programs and the Medicare ESRD program could adversely affect our operating results and financial condition.

During both the three and six months ended June 30, 2012, we derived approximately 59% of our revenues from reimbursement from federal programs, such as Medicare and Medicaid.

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

Given the limited timeframe in which the bundled payment system has been in effect, at this time we cannot predict whether we will be able to sustain reductions in our operating costs to a level that will fully offset any reduction in overall reimbursement for services we provide to Medicare patients. In addition, we may experience increases in operating costs, such as labor and supply costs, which may not fully be off-set by inflation-based increases in Medicare payments.

Further, to ensure budget neutrality during the four-year transition, Medicare reduced each facility’s payments by 3.1% based on the assumption that more than half of the dialysis facilities nationwide would opt to participate in the transition. The actual percentage of facilities which elected to forego the transition and be paid fully under the blended rate methodology effective January 1, 2011, was about 87%. As a result, CMS announced in 76 Fed. Reg. 18930 that for services furnished April 1, 2011 through December 31, 2011, it would eliminate the 3.1% payment reduction.

On November 1, 2011, CMS released the final rule for the updates and adjustments to Medicare payments to dialysis facilities for ESRD beneficiaries for 2012. Under the final rule, payment rates for dialysis treatments increased by 2.1% in 2012, representing a market basket increase of 3.0% less a productivity adjustment of 0.9%, as required by statute. The final rule also modified the factors that will be used in the new ESRD Quality Incentive Program (“QIP”). Under the QIP, beginning in 2012, 2% of a facility’s CMS payments are withheld, but can be earned back if a facility meets certain clinical benchmarks. The initial ESRD QIP was finalized earlier this year and will affect payments to individual facilities in 2012 based on performance standards with respect to two anemia management measures and one measure of dialysis adequacy. Of note, the final rule eliminates the anemia management measure of hemoglobin level less than 10 grams per deciliter measure from the initial measure set. CMS indicated they made this decision in order to be consistent with new medical evidence regarding the safety of administration of ESAs, and to be consistent with the recent labeling for ESAs approved by the U.S Food and Drug Administration (FDA). CMS and the FDA have been concerned that ESAs may increase the risk of a heart attack and other side effects. Under the final rule, for 2013, CMS will give equal weight to the two finalized measures: (1) an anemia management measure of hemoglobin levels greater than 12 grams per deciliter and (2) a hemodialysis adequacy measure as measured by a Urea Reduction Ratio (URR) of at least 65%. It is unclear what impact this modification to the QIP performance measures will have on our operations or finances. On the one hand, in may reduce costs by lowering the volume of EPO used and purchased, but on the other hand it may adversely affect our facilities’ QIP scores. Further, reduced usage of EPO may reduce payments from private insurers that reimburse separately for EPO.

On July 2, 2012, CMS issued a proposed rule that would update Medicare policies and payment rates for ESRD facilities paid under the ESRD Prospective Payment System (PPS) for 2013. The proposed rule would also strengthen incentives for improved quality of care and better outcomes for patients through improvements to the ESRD Quality Incentive Program (QIP). Performance scores on the QIP measures during a proposed 2013 performance period would affect payments to dialysis facilities in 2015.

In addition to other updates, base payment rates for outpatient maintenance dialysis treatments are proposed to increase by 2.5 percent in 2013. This reflects the ESRD bundled market basket increase of 3.2 percent reduced by a productivity adjustment of 0.7 percent, as required by statute. CMS estimates that Medicare payments to ESRD facilities in 2013 will total $8.7 billion. When all policy changes are considered together, payments to ESRD facilities are expected to increase by 3.1 percent in 2013.

This proposed rule would also codify provisions of The Middle Class Tax Extension and Job Creation Act of 2012 that require reductions in bad debt reimbursement to all providers eligible to receive bad debt reimbursement; these provisions are specifically prescribed by Congress and thus, are generally self-implementing. The Company is in the process of evaluating the impact of this proposed rule on our operations.

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

We derived approximately 2.5% of our revenues for both the three and six months ended June 30, 2012 from patients who have Medicaid as their primary coverage. As state governments face increasing budgetary pressure, they may propose reductions in payment rates, delays in the timing of payments, limitations on eligibility or other changes to Medicaid programs. Some states have already taken steps to reduce or delay payments. In addition, Medicaid eligibility requirements mandate that citizen enrollees in Medicaid programs provide documented proof of citizenship. Our revenues, earnings and cash flows could be negatively affected to the extent that we are not paid by Medicaid or other state programs for services provided to patients who are unable to satisfy the eligibility requirements, including undocumented patients living in the United States. If state governments reduce the rates paid by Medicaid programs for dialysis and related services, delay the timing of payment for services provided, or further limit eligibility for Medicaid coverage or adopt changes to the Medicaid payment structure which reduces our overall payments from Medicaid, then our revenues, earnings, and cash flows could be adversely affected.

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

On June 28, 2012, the Supreme Court of the United States upheld the constitutionality of the so-called “individual mandate,” a key provision of ACA. However, the Court invalidated a provision in the law that would have required states that participate in Medicaid to extend their Medicaid coverage to individuals earning up to 133 per cent of the federal poverty level. States, however, can voluntarily extend coverage to include those earning up to 133 percent of the federal poverty level. Certain states have indicated that they do not intend to extend their Medicaid coverage to that group, while other states indicated that they will extend their coverage to that group. The Company is still in process of analyzing the impact of the Court’s decision on the Company’s operations.

Given the recent enactment of the ACA, and taking into account proposed state reforms and the Supreme Court’s decision invalidate the Medicaid coverage provision, we cannot predict how our business will be affected by the full implementation of these and future actions. The ACA, in connection with state initiatives, may increase our costs, decrease our revenues, expose us to expanded liability or require us to revise the ways in which we conduct our business, any of which could adversely affect our operating results and financial condition.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In May 2012, the Company commenced a private offering to provide its existing physician equity partners an opportunity to invest in the Company at fair value. In accordance with a May 2012 Confidential Private Placement Memorandum, cash investments could be made to acquire either 2,758 or 1,379 shares of common stock at a price per share equal to the fair market value of the Company’s common stock on the date of issuance. This offering was made for a limited time period which ended in June of 2012. In total, 23,443 shares of common stock were issued to various physician equity partners in June 2012.

No underwriters were involved in the foregoing sales of securities. The securities described in this Item 2 were issued to investors in reliance upon the exemption from the registration requirements of the Securities Act, as set forth in Section 4(2) under the Securities Act and Regulation D promulgated thereunder, as applicable, relative to sales by an issuer not involving any public offering, to the extent an exemption from such registration was required.

All of the foregoing securities are deemed restricted securities for purposes of the Securities Act. All certificates representing the issued shares of common stock described in this Item 2 included appropriate legends setting forth that the securities had not been registered and the applicable restrictions on transfer.

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

4.1

Indenture, dated as March 4, 2011, between American Renal Holdings Company, Inc. (now known as American Renal Associates Holdings, Inc.) and Wilmington Trust, National Association (as successor by merger to Wilmington Trust FSB) (incorporated by reference to the registration statement on Form S-4 filed by the Company on July 22, 2011).

4.2

Registration Rights Agreement, dated as March 4, 2011, among American Renal Associates Holdings, Inc. (now known as American Renal Associates Holdings, Inc.) and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Barclays Capital Inc., as representatives to the several initial purchasers (incorporated by reference to the registration statement on Form S-4 filed by the Company on July 22, 2011).

4.3	Form of 9.75%/10.50% Senior PIK Toggle Notes due 2016 (included in Exhibit 4.1).

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

10.12

First Amendment to Employment Agreement among American Renal Management, LLC, American Renal Holdings Inc., American Renal Associates Holdings, Inc. and Joseph A. Carlucci effective as of May 15, 2012 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by American Renal Associates Holdings, Inc. on June 6, 2012).

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

10.27

Amended and Restated Stockholders Agreement dated June 28, 2010 (incorporated by reference to Exhibit 10.21 to the Current Report on Form 8-K filed by American Renal Associates Holdings, Inc. on May 18, 2012).

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

101*

The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to the Consolidated Financial Statements.

*  Filed herein

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC.
(Registrant)

/s/ Jon Wilcox
Name: Jon Wilcox
Title: Chief Financial Officer

August 10, 2012

(Date)