Form 10-Q
period 2012-09-30
American Renal Associates Holdings, Inc.
filed 2012-11-09
CIK 1525040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

Commission File Number 333-175708

American Renal Associates Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-2170749
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

500 Cummings Center Beverly, Massachusetts	01915
(Address of principal executive offices)	(Zip code)

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

As of November 2, 2012, there were outstanding 9,215,594 shares of common stock, $0.01 par value per share, of American Renal Associates Holdings, Inc., none of which were publicly traded.

*	The registrant is a voluntary filer of reports required to be filed by certain companies under Sections 13 or 15(d) of the Securities Exchange Act of 1934 and has filed all reports that would have been required to be filed by the registrant during the preceding 12 months had it been subject to such filing requirements.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except for share data)

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash	$42,775	$36,774
Accounts receivable, less allowance for doubtful accounts of $4,926 and $4,084 at September 30, 2012 and December 31, 2011, respectively	55,741	56,027
Inventories	2,427	2,210
Prepaid expenses and other current assets	5,721	4,620
Income tax receivable	1,322	1,322
Deferred tax assets	8,912	8,271

Total current assets	116,898	109,224
Property and equipment, net	81,163	72,416
Deferred financing costs, net	4,605	4,962
Intangible assets, net	35,718	35,416
Other long-term assets	2,751	1,734
Goodwill	531,867	504,045

Total assets	$773,002	$727,797

Liabilities and Equity
Current liabilities:
Accounts payable	$18,561	$17,065
Accrued compensation and benefits	14,315	11,425
Accrued expenses and other current liabilities	28,318	24,192
Amount due to sellers	675	2,192
Current portion of long-term debt	2,977	2,662
Current portion of capital lease obligations	92	51

Total current liabilities	64,938	57,587
Long-term debt, less current portion	406,030	391,084
Capital lease obligations, less current portion	153	111
Other long-term liabilities	3,539	3,362
Deferred tax liabilities	16,233	16,233

Commitments and contingencies (Note K)

Noncontrolling interests subject to put provisions	53,119	47,492

Equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued
Common stock, $0.01 par value, 11,000,000 shares authorized, 9,215,594 and 9,192,151 issued and outstanding at September 30, 2012 and December 31, 2011, respectively	91	91
Additional paid-in capital	65,576	65,379
Receivable from shareholders	—	(761)
Accumulated deficit	(1,158)	(6,857)

Total American Renal Associates Holdings, Inc. equity	64,509	57,852
Noncontrolling interests not subject to put provisions	164,481	154,076

Total equity	228,990	211,928

Total liabilities and equity	$773,002	$727,797

See accompanying notes to the unaudited consolidated financial statements.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Income

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Patient service operating revenues	$108,288	$92,666	$307,324	$266,975
Provision for uncollectible accounts	(869)	(1,118)	(1,747)	(3,492)

Net patient service operating revenues	107,419	91,548	305,577	263,483

Operating expenses:
Patient care costs	62,245	54,922	179,117	162,497
General and administrative	11,705	9,701	33,623	29,418
Merger related costs	—	228	—	450
Depreciation and amortization	5,333	4,509	15,151	13,222

Total operating expenses	79,283	69,360	227,891	205,587

Operating income	28,136	22,188	77,686	57,896
Interest expense, net	(10,247)	(9,752)	(30,425)	(26,376)

Income before income taxes	17,889	12,436	47,261	31,520
Income tax expense	2,991	1,038	5,638	1,812

Net income	14,898	11,398	41,623	29,708
Less: Net income attributable to noncontrolling interests	(13,169)	(10,050)	(35,924)	(27,186)

Net income attributable to American Renal Associates Holdings, Inc.	$1,729	$1,348	$5,699	$2,522

See accompanying notes to the unaudited consolidated financial statements.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Equity

(in thousands, except share data)

		Total American Renal Associates Holdings, Inc. Equity
	Non- controlling interests subject to	Common Stock		Additional	Receivable	Accumulated		Non- controlling interests not subject to
	put provisions	Shares	Par Value	Paid-in Capital	from Shareholders	Earnings (Deficit)	Total	put provisions
Balance at December 31, 2010	$44,236	8,857,565	$88	$191,199	$—	$(9,763)	$181,524	$152,640
Net income	8,756	—	—	—	—	2,906	2,906	28,774
Return of capital dividend	—	—	—	(130,720)	—	—	(130,720)	—
Issuance of common stock	—	334,586	3	4,139	—	—	4,142	—
Stock-based compensation	—	—	—	3,649	—	—	3,649	—
Distributions to noncontrolling interests	(8,993)	—	—	—	—	—	—	(28,030)
Contributions from noncontrolling interests	283	—	—	—	(761)	—	(761)	1,842
Acquisitions of noncontrolling interests	372	—	—	—	—	—	—	257
Sales of noncontrolling interests	284	—	—	404	—	—	404	159
Purchases of noncontrolling interests	(48)	—	—	(1,535)	—	—	(1,535)	(721)
Reclassification	845	—	—	—	—	—	—	(845)
Change in fair value of noncontrolling interests	1,757	—	—	(1,757)	—	—	(1,757)	—

Balance at December 31, 2011	$47,492	9,192,151	$91	$65,379	$(761)	$(6,857)	$57,852	$154,076
Net income	8,733	—	—	—	—	5,699	5,699	27,191
Issuance of common stock	—	23,443	—	436	—	—	436	—
Stock-based compensation	—	—	—	664	—	—	664	—
Distributions to noncontrolling interests	(7,441)	—	—	—	—	—	—	(26,496)
Contributions from noncontrolling interests	873	—	—	—	761	—	761	1,919
Acquisitions of noncontrolling interests	—	—	—	—	—	—	—	10,744
Sales of noncontrolling interests	38	—	—	536	—	—	536	(63)
Purchases of noncontrolling interests	—	—	—	556	—	—	556	(1,461)
Grant of put rights	1,803	—	—	—	—	—	—	(1,803)
Other adjustments	—	—	—	(374)	—	—	(374)	374
Change in fair value of noncontrolling interests	1,621	—	—	(1,621)	—	—	(1,621)	—

Balance at September 30, 2012 (unaudited)	$53,119	9,215,594	$91	$65,576	—	$(1,158)	$64,509	$164,481

See accompanying notes to the unaudited consolidated financial statements.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2012	2011
Operating activities
Net income	$41,623	$29,708
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	15,151	13,222
Amortization of discounts, fees and deferred financing costs	1,457	1,842
Stock-based compensation	664	3,419
Deferred taxes	(641)	(298)
Accrued interest on debt agreements	12,600	8,213
Non-cash rent charges	406	403
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	286	(5,103)
Inventories	104	(90)
Prepaid expenses and other current assets	(1,101)	716
Other assets	(1,017)	(739)
Accounts payable	1,496	(5,835)
Accrued compensation and benefits	2,770	2,371
Accrued expenses and other current liabilities	3,370	15,087
Other liabilities	527	143

Cash provided by operating activities	77,695	63,059

Investing activities
Purchases of property and equipment	(20,582)	(14,559)
Cash paid for acquisitions	(21,241)	(2,563)
Cash paid for predecessor entity	(1,517)	(2,891)

Cash used in investing activities	(43,340)	(20,013)

Financing activities
Proceeds from term loans	4,348	1,004
Payments on long-term debt	(2,322)	(2,213)
Payments on capital lease obligations	(38)	(36)
Proceeds from issuance of common stock	436	6
Distributions to noncontrolling interests	(33,937)	(25,717)
Issuance of debt	—	135,600
Debt issuance costs	—	(3,375)
Return of capital dividend	—	(130,720)
Contributions from noncontrolling interests	3,553	778
Purchases of noncontrolling interests	(905)	(2,303)
Proceeds from sales of additional noncontrolling interests	511	623

Cash used in financing activities	(28,354)	(26,353)

Increase in cash and cash equivalents	6,001	16,693
Cash and cash equivalents at beginning of period	36,774	21,179

Cash and cash equivalents at end of period	$42,775	$37,872

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$4,014	$734
Cash paid for interest	12,481	12,207
Supplemental Disclosure of Non-Cash Financing Activities
Issuance of notes in exchange for interest payments	15,298	6,970
Conversion of line of credit to term loan	1,004	—
Noncontrolling interests in net assets of acquisitions	10,744	628
Contributions from noncontrolling interests in the form of a receivable	—	321

See accompanying notes to the unaudited consolidated financial statements.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

September 30, 2012

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

Basis of Presentation

The Company has prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the Company’s audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2011.

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

September 30, 2012

(dollars in thousands, except per share amounts)

Recent Accounting Pronouncements

Effective January 1, 2012, the Company adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) 2011-07: “Health Care Entities: Presentation and Disclosure of Patient Services Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for certain Health Care Entities.” ASU 2011-07 requires healthcare entities to present the provision for bad debts as a component of net revenues within the revenue section of their statement of income on a retrospective basis. The statements of income for the three and nine months ended September 30, 2011 have been reclassified to account for this retrospective application. The adoption resulted in a reduction of the Company’s net patient service operating revenues and total operating expenses but did not have an impact on our financial position, results of operations or cash flows.

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

During the nine months ended September 30, 2012, the Company’s allowance for doubtful accounts increased by approximately $0.8 million. This was primarily as a result of the provision for bad debts exceeding the amount of write-offs that occurred during the period.

NOTE C—ACQUISITIONS

The Company periodically acquires assets and liabilities of dialysis centers. The results of operations for these acquisitions are included in the Company’s consolidated statements of income from their acquisition dates.

On March 1, 2012, the Company entered into a joint venture with a university hospital to acquire the assets and assume certain liabilities of a dialysis center in the District of Columbia. The Company has a majority interest in the joint venture.

On April 1, 2012, the Company entered into a joint venture with a pair of nephrologists to acquire the assets of a dialysis center in Florida for cash. The Company has a majority interest in the joint venture.

On June 1, 2012, the Company acquired the assets and assumed certain liabilities of a dialysis center in Massachusetts. The Company currently owns a majority interest in the joint venture.

On June 30, 2012, the Company entered into a joint venture with a university hospital to acquire the assets and assume certain liabilities of a dialysis center in Kentucky. The Company has a majority interest in the joint venture.

The purchase price, on a combined basis for all acquisitions consummated during the nine months ended September 30, 2012, was allocated preliminarily (the Company has not yet received independent appraisals) as follows:

Inventory and other tangible assets	$1,090
Noncompete agreements	3,193
Goodwill	27,823
Liabilities assumed	(121)
Noncontrolling interests in net assets acquired	(10,744)

Purchase price	$21,241

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements – (Continued)

September 30, 2012

(dollars in thousands, except per share amounts)

NOTE D—FAIR VALUE MEASUREMENTS

The Company’s noncontrolling interests subject to put provisions are accounted for at fair value on a recurring basis and are classified and disclosed in one of the following three categories:

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

The asset or liability fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. There were no changes in the methodologies used at September 30, 2012.

Noncontrolling interests subject to put provisions—See Note F for a discussion of the Company’s methodology for estimating fair value of noncontrolling interest subject to put provisions.

	September 30, 2012
	Total	Level 1	Level 2	Level 3

Noncontrolling interests subject to put provisions	$53,119	$—	$—	$53,119

	December 31, 2011
	Total	Level 1	Level 2	Level 3

Noncontrolling interests subject to put provisions	$47,492	$—	$—	$47,492

The carrying amounts reported in the accompanying consolidated balance sheets for financial instruments including cash, accounts receivable, accounts payable and accrued liabilities approximate fair value because of their short-term nature. The fair value of the Company’s debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The Company estimates the fair value of the Senior Secured Notes at $265,000, the Senior Pay-In-Kind (“PIK”) Toggle Notes at $168,108, term loans at $10,400, and a line of credit at $200 as of September 30, 2012. The Company estimates the fair value of the Senior Secured Notes at $264,375, the PIK Toggle Notes at $145,874 and term loans at $7,594, and the line of credit at $1,004 as of December 31, 2011.

NOTE E—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued compensation and benefits consist of the following:

	September 30, 2012	December 31, 2011
Accrued compensation	$8,328	$6,929
Accrued vacation pay	5,987	4,496

	$14,315	$11,425

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements – (Continued)

September 30, 2012

(dollars in thousands, except per share amounts)

Accrued expenses and other current liabilities consist of the following:

	September 30, 2012	December 31, 2011
Payor refunds and retractions	$16,496	$18,591
Accrued interest	7,908	2,672
Other	3,914	2,929

	$28,318	$24,192

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

As of September 30, 2012 and December 31, 2011, the Company’s potential obligations under these put provisions totaled approximately $40,142 and $34,708, respectively. Additionally, the Company has certain put agreements which are exercisable upon the occurrence of specific events, including third-party members’ death, disability, bankruptcy, retirement, or if third-party members are dissolved. As of September 30, 2012 and December 31, 2011, the Company’s potential additional obligations under these put provisions were approximately $12,977 and $12,784, respectively. The Company’s potential obligations for all of these put provisions are included in noncontrolling interests subject to put provisions in the accompanying consolidated balance sheets.

NOTE G—LONG-TERM DEBT

Long-term debt consists of the following:

	September 30, 2012	December 31, 2011
Senior secured notes issued May 7, 2010, interest due semi-annually at a fixed rate of 8.375% with a balloon payment due on May 15, 2018	$250,000	$250,000
Senior PIK toggle notes issued March 4, 2011, interest due semi-annually at a fixed rate of 9.75% / 10.50% with a balloon payment due on March 1, 2016	135,000	135,000
Accrued interest on the Senior PIK toggle notes converted into principal	22,268	6,970
Accrued interest on the Senior PIK toggle notes to be converted into principal	1,390	4,973
Term loans, principal payments of $25 and interest at a fixed monthly rate of 3.35 - 3.5% payable monthly through December 2016	1,254	1,475
Term loan, principal payments of $9 and interest at a fixed monthly rate of 3.35% payable monthly through May 2014, with balloon payment of $536 due May 2014	705	785
Term loans, principal and interest payable monthly at rates between 3.84% and 7.0% over varying periods through April 2017	8,052	5,024
Mortgage payable, principal and interest due monthly through March 2014 at a rate of 4.79%	104	146
Line of credit, variable interest rate (4.75% as of September 30, 2012) due monthly through May, 2013	200	—
Line of credit, fixed interest of 4.8% due monthly, converted to term loan in January 2012	—	1,004

	418,973	405,377
Less: discounts and fees, net of accumulated amortization	(9,966)	(11,631)
Less: current maturities	(2,977)	(2,662)

	$406,030	$391,084

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements – (Continued)

September 30, 2012

(dollars in thousands, except per share amounts)

Scheduled maturities of long-term debt as of September 30, 2012 are as follows for the periods ending December 31:

2012 (remainder)	$802
2013	3,010
2014	2,586
2015	2,078
2016	160,213
Thereafter	250,284

$418,973

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

Senior PIK Toggle Notes

In March 2011, the Company issued $135.0 million of Senior PIK Toggle Notes (the “PIK Notes”). The PIK Notes are due in March 2016 and bear interest at a rate of 9.75% if paid in cash or 10.50% if paid-in-kind. The net proceeds of the PIK Notes were used to pay a dividend to the Company’s equity holders. The Company may elect to pay interest on the notes (1) entirely in cash (“Cash Interest”), (2) entirely as PIK Interest (“PIK Interest”) or (3) 50% as Cash Interest and 50% as PIK Interest. Following an increase in the principal amount of the outstanding notes as a result of a payment of PIK Interest, the notes will accrue interest on such increased principal amount from the date of such payment. The first, second and third semi-annual interest payments totaling $22.3 million were in the form of PIK Interest and the Company has elected to pay-in-kind the semi-annual interest due in March 2013. The notes are not guaranteed by any of the Company’s subsidiaries.

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

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements – (Continued)

September 30, 2012

(dollars in thousands, except per share amounts)

Credit Facility

On August 27, 2012, ARH amended its Senior Secured Revolving Credit Facility (the “Credit Facility”) in order to increase the combined commitments from $25,000 to $37,500 and decrease the applicable rate of interest. ARH capitalized $0.1 million of fees associated with the amendment. The Credit Facility expires on May 7, 2015. Borrowings under the Credit Facility bear interest at a rate equal to, at ARH’s option, either (a) an alternate base rate determined by reference to the higher of (1) the prime rate in effect on such day, (2) the federal funds effective rate plus 0.50% and (3) the Eurodollar rate applicable for an interest period of one month plus 1.00% or (b) the LIBOR rate, plus an applicable margin. The initial applicable margin for borrowings under the Credit Facility is 3.25% with respect to alternate base rate borrowings and 4.25% with respect to LIBOR borrowings. In addition to paying interest on outstanding principal under the Credit Facility, ARH is required to pay a commitment fee, initially 0.75% per annum, in respect of the unutilized revolving credit commitments thereunder. ARH is subject to leverage and fixed charge financial covenants under the Credit Facility as set forth below.

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

As of September 30, 2012, there were no borrowings outstanding under the Credit Facility and ARH was in compliance with its covenants.

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

The Company’s effective income tax rate for the three and nine months ended September 30, 2012 and 2011 was 16.7%, 8.3%, 11.9% and 5.7%, respectively. These rates differ from the federal statutory rate of 35% principally due to the portion of pre-tax income that is allocable to noncontrolling interests in our majority-owned subsidiaries which are pass-through entities for income tax purposes and the change in the estimated amount due to sellers.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements – (Continued)

September 30, 2012

(dollars in thousands, except per share amounts)

NOTE I—STOCK-BASED COMPENSATION

Stock-based compensation expense included in the accompanying consolidated statements of income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Patient care costs	$20	$20	$61	$796
General and administrative	201	174	603	2,623

Total stock-based compensation before tax	$221	$194	$664	$3,419
Income tax benefit	(88)	(78)	(266)	(1,368)

During the three and nine months ended September 30, 2012, the Company granted 50,900 and 103,850 stock options to employees of ARH, respectively.

As of September 30, 2012, the Company had approximately $9.6 million of unrecognized compensation costs, net of estimated forfeitures, related to unvested share-based compensation arrangements of which $7.1 million is attributable to vesting upon contingent events and $2.5 million is attributable to time-based vesting. The compensation cost associated with time-based vesting is expected to be recognized as expense over a weighted-average period of approximately 2.9 years.

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

The Company has lease agreements at fair value for dialysis clinics with noncontrolling interest members or entities under the control of noncontrolling interest members. The amount of rent expense under these lease arrangements was approximately $1.1 million, $3.3 million, $0.7 million and $2.0 million for the three and nine months ended September 30, 2012 and 2011, respectively. In addition, in 2008, the Company sub-leased space at one of its dialysis clinics to the noncontrolling interest member. Rent income under this sub-lease arrangement, which extends to 2023, was approximately $0.1 million for both the three months ended September 30, 2012 and 2011 and $0.4 million for both the nine months ended September 30, 2012 and 2011.

Upon consummation of the Merger, the Company entered into a management services agreement with Centerbridge. Under this management services agreement, Centerbridge agreed to provide to the Company certain investment banking, management, consulting, and financing planning services on an ongoing basis. In consideration for these services, the Company pays Centerbridge an annual advisory services fee (payable quarterly) for each fiscal year of the greater of (i) an amount equal to the greater of (x) $550 or (y) the advisory services fee of the previous fiscal year or (ii) an amount equal to 1.25% of EBITDA, minus a personnel expense deduction, if applicable. During the three and nine months ended September 30, 2012 and 2011, the Company recorded $0.3 million,

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements – (Continued)

September 30, 2012

(dollars in thousands, except per share amounts)

$0.2 million, $1.0 million and $0.5 million, respectively, of expense related to this agreement. Centerbridge is also entitled to receive an additional fee equal to 1.0% of the enterprise value and/or aggregate value, as applicable, for any future fundamental or significant transactions in which Centerbridge is involved.

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

Executive Overview

We are a national provider of kidney dialysis services for patients suffering from chronic kidney failure, also known as end stage renal disease, or ESRD. As of September 30, 2012, we owned and operated 125 dialysis clinics treating 8,312 patients in 21 states and the District of Columbia. Our operating model is based on shared ownership of our facilities with physicians, known as nephrologists, who specialize in kidney-related diseases in the local market served by the clinic. Each clinic is maintained as a separate joint venture in which we own a controlling interest and our local nephrologist partners own noncontrolling interests. The results of operations for all of our clinics are currently included in our consolidated financial statements.

We endeavor to provide our nephrologist partners with comprehensive management and operational tools in order to enable them (and other referring physicians) to focus on providing quality care to patients.

We derive our patient service operating revenues from providing both outpatient and inpatient dialysis treatments as well as from ancillary services such as administering dialysis-related pharmaceuticals, but not including services that we outsource to third-party vendors. The sources of these patient service operating revenues are principally government-based programs, including Medicare, Medicaid and Medicare-certified HMO plans as well as commercial insurance plans.

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

Clinic Development

We have experienced significant growth since opening our first clinic in December 2000. Since that date, we have developed 97 new clinics, commonly referred to as de novo clinics. The following chart shows the number of de novo and acquired clinics over the periods indicated:

	Nine Months Ended September 30,	Years Ended December 31,
	2012	2011	2010	2009
De novo clinics (1)	14	12	8	7
Acquired clinics (2)	4	3	3	3

Total new clinics	18	15	11	10

(1)	Clinics formed by us which began to operate and dialyze patients in the applicable period.
(2)	Clinics acquired by us which began to operate and dialyze patients in the applicable period.

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

Effect of the Transactions and Subsequent Issuance of Senior PIK Toggle Notes

In connection with the Transactions, ARH incurred significant additional indebtedness, including $250.0 million aggregate principal amount of the Senior Secured Notes and $25.0 million of borrowing availability under our Credit Facility (the “Revolving Credit Facility”). In addition, in March 2011, the Company issued $135.0 million in Senior PIK Toggle Notes. As of September 30, 2012, we had $408.3 million aggregate principal amount of indebtedness outstanding including approximately $1.0 million of third-party debt owed by our clinic subsidiaries. On August 27, 2012, ARH amended the Revolving Credit Facility in order to increase its borrowing availability from $25.0 million to $37.5 million and decrease the applicable rate of interest.

After the Transactions and issuance of the Senior PIK Toggle Notes, we are highly leveraged. Significant additional liquidity requirements, resulting primarily from increased interest expense, and other factors related to the Transactions, such as increased amortization of identified intangible assets as a result of the application of acquisition accounting will continue to significantly affect our financial condition, results of operations and liquidity going forward.

Results of Operations

Three months ended September 30, 2012 as compared with the three months ended September 30, 2011

(Dollars in thousands)

	Three Months Ended September 30,		Increase (Decrease)
	2012	2011	Amount	Percentage Change
Patient service operating revenues	$108,288	$92,666	$15,622	16.9%
Provision for uncollectible accounts	(869)	(1,118)	249	(22.3)%

Net patient service operating revenues	107,419	91,548	15,871	17.3%

Operating expenses:
Patient care costs	62,245	54,922	7,323	13.3%
General and administrative	11,705	9,701	2,004	20.7%
Merger related costs	—	228	(228)	(100.0)%
Depreciation and amortization	5,333	4,509	824	18.3%

Total operating expenses	79,283	69,360	9,923	14.3%

Operating income	28,136	22,188	5,948	26.8%
Interest expense, net	10,247	9,752	495	5.1%

Income before income taxes	17,889	12,436	5,453	43.8%
Income tax expense	2,991	1,038	1,953	188.2%

Net income	14,898	11,398	3,500	30.7%
Less: Net income attributable to noncontrolling interests	(13,169)	(10,050)	(3,119)	31.0%

Net income attributable to ARAH	$1,729	$1,348	$381	28.3%

Net Patient Service Operating Revenues

Patient service operating revenues Patient service operating revenues for the three months ended September 30, 2012 were $108.3 million, an increase of 16.9% from $92.7 million for the three months ended September 30, 2011. The increase in patient service operating revenues was primarily due to an increase of approximately 15.7% in the number of dialysis treatments and a 1.0% increase in the average revenue per treatment. The increase in treatments resulted from both non-acquired treatment growth from existing clinics and de novo clinics as well as treatments at acquired clinics. Patient service operating revenues per treatment for the three months ended September 30, 2012 were $359, compared with $355 for the three months ended September 30, 2011. The increase in revenue per treatment was primarily due to an increase in our Medicare reimbursements rates. The following table summarizes the sources of our treatment growth for the period indicated:

	Three Months Ended September 30,
	2012	2011
Source of Treatment Growth:
Existing clinics (1)	4.1%	11.3%
De novo clinics opened (2)	4.4%	5.2%

Non-acquired treatment growth	8.5%	16.5%
Clinics acquired (3)	7.2%	2.5%

Total treatment growth	15.7%	19.0%

(1)	Represents net growth in treatments at clinics operating at end of the period that were also open at the end of the prior period.
(2)	Represents additional treatments provided at clinics opened since the end of the prior period, compared to the total number.
(3)	Represents treatments performed at clinics acquired since the end of the prior period.

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

	Three Months Ended September 30,
	2012	2011
Source of revenues:
Government-based programs and other	59.0%	58.7%
Commercial payors	41.0%	41.3%

	100.0%	100.0%
Source of treatments:
Government-based programs and other	86.8%	86.9%
Commercial payors	13.2%	13.1%

	100.0%	100.0%

Provision for uncollectible accounts Provision for uncollectible accounts represents reserves established for amounts for which patients are primarily responsible which we believe will not be collectible. Provision for uncollectible accounts for the three months ended September 30, 2012 was $0.9 million, or 0.8% of patient service operating revenues as compared to $1.1 million, or 1.2% of patient service operating revenues for the same period in 2011. The decrease in provision for uncollectible accounts is primarily due to the timing of Medicare bad debt recoveries. Our accounts receivable, net of the bad debt allowance, represented approximately 47 days of patient service operating revenues as of September 30, 2012 compared to 55 days as of September 30, 2011.

Operating Expenses

Patient care costs Patient care costs for the three months ended September 30, 2012 were $62.2 million, an increase of 13.3% from $54.9 million for the three months ended September 30, 2011. This increase was primarily due to an increase in the number of treatments. As a percentage of patient service operating revenues, patient care costs were approximately 57.5% for the three months ended September 30, 2012 compared to 59.3% for the three months ended September 30, 2011. Patient care costs per treatment for the three months ended September 30, 2012 were $206, compared to $210 for the three months ended September 30, 2011. The decrease in patient care costs per treatment is primarily due to a decline in prescribed pharmaceuticals.

General and administrative expenses General and administrative expenses for the three months ended September 30, 2012 and 2011 were $11.7 million and $9.7 million, respectively. As a percentage of patient service operating revenues, general and administrative expenses were approximately 10.9% for the three months ended September 30, 2012 compared to 10.5% for the three months ended September 30, 2011. General and administrative costs per treatment for the three months ended September 30, 2012 were $39, compared to $37 for the three months ended September 30, 2011. This increase in general and administrative per treatment cost is primarily related to an increase in professional fees and increased personnel costs associated with our growth.

Depreciation and amortization Depreciation and amortization expense is attributable to our clinics’ equipment and leasehold improvements and amortizing intangible assets. We calculate depreciation and amortization expense using a straight-line method over the assets’ estimated useful lives. Depreciation and amortization expense for the three months ended September 30, 2012 was $5.3 million, an increase of 18.3% from $4.5 million for the three months ended September 30, 2011 primarily related to new clinics. As a percentage of patient service operating revenues, depreciation and amortization expense was approximately 4.9% for the three months ended September 30, 2012 and 2011.

Interest Expense, net Interest expense represents charges for interest associated with our corporate level debt and credit facilities entered into by our dialysis clinics. Interest expense, net for the three months ended September 30, 2012 was $10.2 million, an increase of $0.5 million from $9.8 million for the three months ended September 30, 2011. The increase is primarily due to interest on the note exchanged for accrued interest on the Senior PIK Toggle Notes in 2012.

Income Tax Expense The provision for income taxes for the three months ended September 30, 2012 represented an effective tax rate of 16.7% compared with 8.3% in 2011. The variation from the statutory federal rate of 35% on our share of pre-tax income during the three months ended September 30, 2012 and 2011, is primarily due to the tax impact of the noncontrolling interest and the change in the estimated amount due to sellers.

Net income attributable to noncontrolling interests Noncontrolling interests represent the equity interests in our consolidated entities, which are primarily the equity interests of our nephrologist partners in our JV clinics. Net income attributable to noncontrolling interests for the three months ended September 30, 2012 was $13.2 million, an increase of 31.0% from $10.1 million for the three months ended September 30, 2011. The increase was primarily due to the addition of clinics with non-controlling interests and growth in the earnings of our existing JVs.

Nine months ended September 30, 2012 as compared with the nine months ended September 30, 2011

(Dollars in thousands)

	Nine Months Ended September 30,		Increase (Decrease)
	2012	2011	Amount	Percentage Change
Patient service operating revenues	$307,324	$266,975	$40,349	15.1%
Provision for uncollectible accounts	(1,747)	(3,492)	1,745	(50.0)%

Net patient service operating revenues	305,577	263,483	42,094	16.0%

Operating expenses:
Patient care costs	179,117	162,497	16,620	10.2%
General and administrative	33,623	29,418	4,205	14.3%
Merger related costs	—	450	(450)	(100.0)%
Depreciation and amortization	15,151	13,222	1,929	14.6%

Total operating expenses	227,891	205,587	22,304	10.8%

Operating income	77,686	57,896	19,790	34.2%
Interest expense, net	30,425	26,376	4,049	15.4%

Income before income taxes	47,261	31,520	15,741	49.9%
Income tax expense	5,638	1,812	3,826	211.1%

Net income	41,623	29,708	11,915	40.1%
Less: Net income attributable to noncontrolling interests	(35,924)	(27,186)	(8,738)	32.1%

Net income attributable to ARAH	$5,699	$2,522	$3,177	126.0%

Net Patient Service Operating Revenues

Patient service operating revenues Patient service operating revenues for the nine months ended September 30, 2012 were $307.3 million, an increase of 15.1% from $267.0 million for the nine months ended September 30, 2011. The increase in patient service operating revenues was primarily due to an increase of approximately 13.9% in the number of dialysis treatments and a 1.0% increase in the average revenue per treatment. The increase in treatments resulted principally from non-acquired treatment growth from existing clinics and de novo clinics. Patient service operating revenues per treatment for the nine months ended September 30, 2012 were $356, compared with $353 for the nine months ended September 30, 2011. The increase in revenue per treatment was primarily due to an increase in our Medicare reimbursements rates. The following table summarizes the sources of our treatment growth for the period indicated:

	Nine Months Ended September 30,
	2012	2011
Source of Treatment Growth:
Existing clinics (1)	7.1%	13.7%
De novo clinics opened (2)	2.7%	3.1%

Non-acquired treatment growth	9.8%	16.8%
Clinics acquired (3)	4.1%	2.9%

Total treatment growth	13.9%	19.7%

(1)	Represents net growth in treatments at clinics operating at end of the period that were also open at the end of the prior period.
(2)	Represents additional treatments provided at clinics opened since the end of the prior period, compared to the total number.
(3)	Represents treatments performed at clinics acquired since the end of the prior period.

The following table summarizes our patient service operating revenues and treatments by source for each of the periods indicated. These numbers are largely driven by the nephrologist partners we choose to partner with and the overall economic environment, particularly unemployment.

	Nine Months Ended September 30,
	2012	2011
Source of revenues:
Government-based programs and other	59.3%	59.1%
Commercial payors	40.7%	40.9%

	100.0%	100.0%
Source of treatments:
Government-based programs and other	87.0%	86.9%
Commercial payors	13.0%	13.1%

	100.0%	100.0%

Provision for uncollectible accounts Provision for uncollectible accounts represents reserves established for amounts for which patients are primarily responsible which we believe will not be collectible. Provision for uncollectible accounts for the nine months ended September 30, 2012 was $1.8 million, or 0.6% of patient service operating revenues as compared to $3.5 million, or 1.3% of patient service operating revenues for the same period in 2011. The decrease in provision for uncollectible accounts is primarily due to the timing of Medicare bad debt recoveries. Our accounts receivable, net of the allowance for doubtful accounts, represented approximately 47 days of patient service operating revenues as of September 30, 2012 compared to 55 days as of September 30, 2011.

Operating Expenses

Patient care costs Patient care costs for the nine months ended September 30, 2012 were $179.1 million, an increase of 10.2% from $162.5 million for the nine months ended September 30, 2011. This increase was primarily due to an increase in the number of treatments. As a percentage of patient service operating revenues, patient care costs were approximately 58.3% for the nine months ended September 30, 2012 compared to 60.9% for the nine months ended September 30, 2011. Patient care costs per treatment for the nine months ended September 30, 2012 were $208, compared to $215 for the nine months ended September 30, 2011. The decrease in patient care costs per treatment is primarily due to a decline in prescribed pharmaceuticals and a $0.7 million decrease in stock-based compensation.

General and administrative expenses General and administrative expenses for the nine months ended September 30, 2012 and 2011 were $33.6 million and $29.4 million, respectively. As a percentage of patient service operating revenues, general and administrative expenses were approximately 10.9% for the nine months ended September 30, 2012 compared to 11.0% for the nine months ended September 30, 2011. General and administrative costs per treatment for both the nine months ended September 30, 2012 and 2011 were $39.

Depreciation and amortization Depreciation and amortization expense is attributable to our clinics’ equipment and leasehold improvements and amortizing intangible assets. We calculate depreciation and amortization expense using a straight-line method over the assets’ estimated useful lives. Depreciation and amortization expense for the nine months ended September 30, 2012 was $15.2 million, an increase of 14.6% from $13.2 million for the nine months ended September 30, 2011 primarily related to new clinics. As a percentage of patient service operating revenues, depreciation and amortization expense was approximately 4.9% for the nine months ended September 30, 2012 compared to 5.0% for the nine months ended September 30, 2011.

Interest Expense, net Interest expense, net for the nine months ended September 30, 2012 was $30.4 million, an increase of $4.0 million from $26.4 million for the nine months ended September 30, 2011. The increase is primarily due to interest related to the Senior PIK Toggle Notes which were outstanding during the 2012 period as compared with approximately seven months during the 2011 period.

Income Tax Expense The provision for income taxes for the nine months ended September 30, 2012 represented an effective tax rate of 11.9% compared with 5.7% in 2011. The variation from the statutory federal rate of 35% on our share of pre-tax income during the nine months ended September 30, 2012 and 2011, is primarily due to the tax impact of the noncontrolling interest and the change in the estimated amount due to sellers.

Net income attributable to noncontrolling interests Noncontrolling interests represent the equity interests in our consolidated entities, which are primarily the equity interests of our nephrologist partners in our JV clinics. Net income attributable to noncontrolling interests for the nine months ended September 30, 2012 was $35.9 million, an increase of 32.1% from $27.2 million for the nine months ended September 30, 2011. The increase was primarily due to the addition clinics with non-controlling interests and growth in the earnings of our existing JVs.

Liquidity and Capital Resources

We own controlling interests in our JV clinics and our nephrologist partners own noncontrolling interests, typically between 20% and 49%. Except as otherwise indicated, the following discussion of our liquidity and capital resources presents information on a consolidated basis, without giving effect to any noncontrolling interests in our JV clinics.

Cash Flows

Cash Flows from Operations:

(Dollars in thousands)
	Nine Months Ended September 30,
	2012	2011
Source / (Use)
Net income	$41,623	$29,708
Depreciation and amortization	15,151	13,222
Accrued interest on debt agreements	12,600	8,213
Other non-cash items	1,886	5,366
Increase (decrease) in cash resulting in changes from:
Accounts receivable	286	(5,103)
Inventories	104	(90)
Other assets	(2,118)	(23)
Accounts payable and accrued expenses	7,636	11,623
Other liabilities	527	143

Net cash provided by operating activities	$77,695	$63,059

The increase in our net cash provided by operating activities is primarily attributable to an increase in net income and accrued interest on debt agreements partially offset by a smaller increase in accounts payable and accrued expenses. Accounts receivable, net of the allowance for doubtful accounts was substantially unchanged since the prior year-end despite a 15.1% increase in revenues, represented approximately 47 days of patient service operating revenues as of September 30, 2012 compared to 55 days as of September 30, 2011.

Cash Flows from Investing Activities:

(Dollars in thousands)
	Nine Months Ended September 30,
	2012	2011
Source / (Use)
Purchases of property and equipment	$(20,582)	$(14,559)
Cash paid for acquisitions	(21,241)	(2,563)
Cash paid for predecessor entity, net of cash acquired	(1,517)	(2,891)

Net cash used in investing activities	$(43,340)	$(20,013)

The increase in our net cash used in investing activities is primarily due to the purchase of property and equipment and acquisitions.

Cash Flows from Financing Activities:

(Dollars in thousands)
	Nine Months Ended September 30,
	2012	2011
Source / (Use)
Payments on long-term debt	$(2,322)	$(2,213)
Distributions to noncontrolling interests	(33,936)	(25,717)
Issuance of debt, net of issuance cost	—	135,600
Return of capital dividend	—	(130,720)
Proceeds from term loans	4,348	1,004
Other, net	3,556	(4,307)

Net cash used in financing activities	$(28,354)	$(26,353)

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

As of September 30, 2012, we have outstanding $408.3 million in aggregate principal amount of indebtedness, with an additional $37.5 million of borrowing capacity available under ARH’s Revolving Credit Facility (not giving effect to any outstanding letters of credit, which would reduce the amount available under our Revolving Credit Facility).

Our liquidity requirements are significant, primarily due to debt service requirements in connection with the Transactions. In addition, we pay Centerbridge a yearly advisory services fee of the greater of (i) an amount equal to the greater of (x) $550,000 and (y) the amount of the previous fiscal year’s advisory fee, and (ii) an amount equal to 1.25% of our EBITDA for that fiscal year.

Historically, our principal needs for liquidity have been to fund the development and acquisition of new clinics, to pay our operating expenses, to fund capital expenditures and to service our debt. Our primary sources of liquidity are funds generated from our operations and from borrowings of long-term debt.

At September 30, 2012, our subsidiary level long-term loans, on an aggregated basis, consisted of term loans and mortgages totaling $1.0 million with maturities ranging from October 2012 to April 2017 and interest rates ranging from 3.35% to 7.0%.

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

Revolving Credit Facility

In connection with the Transactions, ARH entered into a $25.0 million senior secured revolving credit facility (the Revolving Credit Facility). On August 27, 2012, ARH amended the Revolving Credit Facility in order to increase the combined commitments from $25.0 million to $37.5 million and decrease the applicable rate of interest. As of September 30, 2012, there were no borrowings outstanding under the Revolving Credit Facility. The Revolving Credit Facility expires on May 7, 2015. Borrowings under the Revolving Credit Facility bear interest at a rate equal to, at our option, either (a) an alternate base rate determined by reference to the higher of (1) the prime rate in effect on such day, (2) the federal funds effective rate plus 0.50% and (3) the Eurodollar rate applicable for an interest period of one month plus 1.00% or (b) the LIBOR rate, plus an applicable margin. The initial applicable margin for borrowings under the Revolving Credit Facility is 3.50% with respect to alternate base rate borrowings and 4.50% with respect to LIBOR borrowings. In addition to paying interest on outstanding principal under the Revolving Credit Facility, ARH is required to pay a commitment fee, initially 0.75% per annum, in respect of the unutilized revolving credit commitments thereunder.

Senior PIK Toggle Notes

In March 2011, the Company issued $135.0 million of Senior PIK Toggle Notes (the “PIK Notes”). The PIK Notes are due in March 2016 and bear interest at a rate of 9.75% if paid in cash or 10.50% if paid-in-kind. The net proceeds of the PIK Notes were used to pay a dividend to the equity holders of the Company. The Company may elect to pay interest on the notes (1) entirely in cash (“Cash Interest”), (2) entirely as PIK Interest (“PIK Interest”) or (3) 50% as Cash Interest and 50% as PIK Interest. Cash Interest on the notes will accrue at the rate of 9.75% per annum and PIK Interest on the notes will accrue at the rate of 10.50% per annum. Following an increase in the principal amount of the outstanding notes as a result of a payment of PIK Interest, the notes will accrue interest on such increased principal amount from the date of such payment. The first and second semi-annual interest payments totaling $22.3 million was in the form of PIK Interest and the Company has elected to pay-in-kind the semi-annual interest due in March 2013. The notes are not guaranteed by any of the Company’s subsidiaries.

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

The following table presents the reconciliation from net income to Adjusted EBITDA for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011

Net income	$14,898	$11,398	$41,623	$29,708
Interest expense	10,247	9,752	30,425	26,376
Income tax expense	2,991	1,038	5,638	1,812
Depreciation and amortization	5,333	4,509	15,151	13,222
Stock-based compensation	221	257	664	3,419
Merger related expenses	—	228	—	450
Management fee	338	172	953	516

Adjusted EBITDA (including noncontrolling interests)	$34,028	$27,354	$94,454	$75,503
Less: Net income attributable to noncontrolling interests	(13,169)	(10,050)	(35,924)	(27,186)

Adjusted EBITDA	$20,859	$17,304	$58,530	$48,317

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

The breach of these covenants could result in a default under the Credit Facility and the lenders could elect to declare all amounts borrowed due and payable. As of September 30, 2012, ARH is in compliance with its covenants.

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

Last Twelve Months Ended September 30, 2012
Net income attributable to American Renal Holdings Inc.	$16,325
Interest expense, net (1)	23,518
Income tax expense	14,956
Depreciation and amortization	19,794
Stock-based compensation	894
Transaction expenses (2)	50
Management fee (3)	1,126

Adjusted EBITDA (5)	$76,663
Net income attributable to noncontrolling interests with clinic-level debt (4)	5,015

Consolidated EBITDA (5)	$81,678

(1)	Includes interest expense and interest income.

(2)	Reflects expenses related to the Transactions.
(3)	Represents minimum management fees payable to Centerbridge.
(4)	Reflects net income attributable to noncontrolling interests at those clinics with $1.0 million of third-party debt as of September 30, 2012. The agreement permits this adjustment up to the amount of third-party debt that is included in certain coverage and leverage ratios.
(5)	Adjusted EBITDA is defined as net income plus net interest expense, income taxes, depreciation and amortization, stock-based compensation, transaction expenses, and specified legal costs. Adjusted EBITDA is not a recognized term under GAAP and does not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, Adjusted EBITDA is not intended to be a measure of free cash flow available for management’s discretionary use as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. The presentation of Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of the Company’s results as reported under GAAP. Management believes Adjusted EBITDA is helpful in highlighting trends because Adjusted EBITDA excludes the results of decisions that are outside the control of operating management and can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. In addition, Adjusted EBITDA provides more comparability between our predecessor results and our successor results that reflect acquisition accounting and our new capital structure. Management compensates for the limitations of using non-GAAP financial measures by using them to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone.

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

Off Balance Sheet Arrangements, Contractual Obligations and Commitments

The following is a summary of historical contractual obligations and commitments as of September 30, 2012:

Scheduled payments under contractual obligations (in thousands)	Total	2012 & 2013	2014 & 2015	2016	After 2016
Clinic level third-party long-term debt and capital lease obligations (including current portion)	$1,025	$602	$368	$47	$8
Senior Secured Notes (1)	250,000	—	—	—	250,000
Senior PIK Toggle Notes (2)	135,000	—	—	135,000	—
Accrued interest on the Senior PIK toggle notes converted into the principal amount	22,268	—	—	22,268	—
Operating leases (3)	84,538	16,199	23,627	10,789	33,923
Interest payments (4)	190,932	31,406	41,875	88,862	28,789
Management fee (5)	6,774	1,106	1,786	893	2,989

Total	$690,537	$49,313	$67,656	$257,859	$315,709

(1)	Bear interest at 8.375% with interest payment dates of May 15 and November 15. As of September 30, 2012, accrued interest totaled approximately $7.9 million.
(2)	The Company may elect to pay interest on the notes (1) entirely in cash (“Cash Interest”), (2) entirely as PIK Interest (“PIK Interest”) or (3) 50% as Cash Interest and 50% as PIK Interest. Cash Interest on the notes will accrue at the rate of 9.75% per annum and PIK Interest on the notes will accrue at the rate of 10.50% per annum. Following an increase in the principal amount of the outstanding notes as a result of a payment of PIK Interest, the notes will accrue interest on such increased principal amount from the date of such payment. As of September 30, 2012, accrued interest totaled approximately $1.4 million.
(3)	Net of estimated sublease proceeds of $1.0 million per year from 2012 to 2016 and $5.3 million thereafter
(4)	Represents interest payments on debt obligations with fixed interest rates, including the Senior Secured Notes and PIK Toggle Notes.
(5)	Represents minimum management fees payable to Centerbridge.

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

Since our inception, $26.4 million of time-based obligations have become exercisable by our nephrologist partners, but only $2.7 million of these puts have been exercised. The following is a summary of the estimated potential cash payments in each of the specified years under all time-based puts existing as of September 30, 2012 (in thousands) and reflects the payments that would be made, assuming (a) all vested puts as of September 30, 2012 are exercised on October 1, 2012 and paid accordingly and (b) all puts exercisable thereafter are exercised as soon as they vest and are paid accordingly.

(in thousands)
Year	Amount Exercisable
2012 (remainder)	$18,152
2013	9,829
2014	4,741
2015	1,440
2016	1,135
Thereafter	4,845

We do not have any off balance sheet arrangements.

Recent Accounting Pronouncements

Effective January 1, 2012, we adopted the Financial Accounting Standards Board’s (“FASB”) ASU 2011-07: “Health Care Entities: Presentation and Disclosure of Patient Services Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for certain Health Care Entities”. ASU 2011-07 requires healthcare entities to present the provision for bad debts as a component of net revenues within the revenue section of their statement of income on a retrospective basis. The statements of income for the three and nine months ended September 30, 2011 has been reclassified to account for this retrospective application. The adoption resulted in a reduction of our net patient service operating revenues and total operating expenses but did not have an impact on our financial position, results of operations or cash flows.

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

There were no significant changes to our quantitative and qualitative disclosures about market risk during the nine months ended September 30, 2012. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for the year ended December 31, 2011 for a more complete discussion of our market risk exposure.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of September 30, 2012. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2012.

(b) Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are also subject to various claims and legal actions in the ordinary course of our business. Some of these matters include professional liability, employee-related matters and inquiries by governmental agencies regarding our employment practices. While we cannot predict the outcome of these incidental matters, we believe that any liability arising from them will not have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

We encourage you to carefully consider the risk factors identified in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 and the risk factors set forth below. These risk factors could materially affect our business, financial condition and future results and could cause our actual business and financial results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q or elsewhere by management from time to time. There have been no material changes during the quarter ended September 30, 2012 to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, other than as set forth below.

If the number of patients with commercial insurance declines, or if the average rates paid by commercial payors decline, our operating results and financial condition would be adversely affected.

Commercial payors pay us on terms and at rates that are generally significantly higher than Medicare rates. For both the three and nine months ended September 30, 2012, we derived approximately 41% of our patient service operating revenues from commercial payors, even though these payors were the source of reimbursement for approximately 13% of the treatments performed. Medicare payment rates may be insufficient to cover our total operating expenses allocable to providing dialysis treatments for Medicare patients, although in some circumstances they are sufficient to cover their patient care costs. The dialysis services industry is experiencing a growing number of commercial payors seeking to reduce payment rates and impose limitations on out-of-network access and rates. The downward pressure on commercial payment rates is a result of general conditions in the market, recent and future consolidations among commercial payors, increased focus on dialysis services and other factors. Decreases in the number of patients covered by commercial plans, reductions in commercial payor rates and decreases in out-of-network rates or increases in restrictions on out-of-network access could result in a significant decrease in our overall revenues derived from commercial payors.

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

During both the three and nine months ended September 30, 2012, we derived approximately 59% of our revenues from reimbursement from federal programs, such as Medicare and Medicaid.

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

On November 1, 2011, CMS released the final rule for the updates and adjustments to Medicare payments to dialysis facilities for ESRD beneficiaries for 2012. Under the final rule, payment rates for dialysis treatments increased by 2.1% in 2012, representing a market basket increase of 3.0% less a productivity adjustment of 0.9%, as required by statute. The final rule also modified the factors that will be used in the new ESRD Quality Incentive Program (“QIP”). Under the QIP, beginning in 2012, 2% of a facility’s CMS payments are withheld, but can be earned back if a facility meets certain clinical benchmarks. The initial ESRD QIP was finalized earlier this year and will affect payments to individual facilities in 2012 based on performance standards with respect to two anemia management measures and one measure of dialysis adequacy. Of note, the final rule eliminates the anemia management measure of hemoglobin level less than 10 grams per deciliter measure from the initial measure set. CMS indicated they made this decision in order to be consistent with new medical evidence regarding the safety of administration of ESAs, and to be consistent with the recent labeling for ESAs approved by the U.S Food and Drug Administration (FDA). CMS and the FDA have been concerned that ESAs may increase the risk of a heart attack and other side effects. Under the final rule, for 2013, CMS will give equal weight to the two finalized measures: (1) an anemia management measure of hemoglobin levels greater than 12 grams per deciliter and (2) a hemodialysis adequacy measure as measured by a Urea Reduction Ratio (URR) of at least 65%. It is unclear what impact this modification to the QIP performance measures will have on our operations or finances. On the one hand, it may reduce costs by lowering the volume of EPO used and purchased, but on the other hand it may adversely affect our facilities’ QIP scores. Further, reduced usage of EPO may reduce payments from private insurers that reimburse separately for EPO.

Beginning January 1, 2012, certain oral-only ESRD drugs (currently paid separately to pharmacies under Medicare Part D) are included in the ESRD bundled payment to dialysis facilities. CMS delayed the inclusion of these oral only ESRD drugs until 2014 in order to assess whether the pricing mechanism used for oral drugs with injectable equivalents (included in the bundle beginning January 1, 2011) could be applied to oral only drugs. It is currently unclear how CMS will “price” the oral-only drugs for inclusion in the ESRD bundle in 2014. In adequate pricing could have a significant negative financial impact on our dialysis facilities given the volume and value of these drugs.

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

In addition to other updates, base payment rates for outpatient maintenance dialysis treatments are proposed to increase by 2.5% in 2013. This reflects the ESRD bundled market basket increase of 3.2% reduced by a productivity adjustment of 0.7%, as required by statute. CMS estimates that Medicare payments to ESRD facilities in 2013 will total $8.7 billion. When all policy changes are considered together, payments to ESRD facilities would be expected to increase by 3.1% in 2013 were the proposed rule adopted without change.

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

We derived approximately 2.5% of our revenues for both the three and nine months ended September 30, 2012 from patients who have Medicaid as their primary coverage. As state governments face increasing budgetary pressure, they may propose reductions in payment rates, delays in the timing of payments, limitations on eligibility or other changes to Medicaid programs. Some states have already taken steps to reduce or delay payments. In addition, Medicaid eligibility requirements mandate that citizen enrollees in Medicaid programs provide documented proof of citizenship. Our revenues, earnings and cash flows could be negatively affected to the extent that we are not paid by Medicaid or other state programs for services provided to patients who are unable to satisfy the eligibility requirements, including undocumented patients living in the United States. If state governments reduce the rates paid by Medicaid programs for dialysis and related services, delay the timing of payment for services provided, or further limit eligibility for Medicaid coverage or adopt changes to the Medicaid payment structure which reduces our overall payments from Medicaid, then our revenues, earnings, and cash flows could be adversely affected.

On December 17, 2010, the Department of Veterans Affairs published a final rule, (75 Fed. Reg. 78901) effective in February 2011, which materially changed the payment methodology and ultimately the amount paid for dialysis services furnished to veterans in non-VA centers such as ours. In the final rule, the VA adopted the bundled payment system implemented by Medicare and estimated a reduction of 39% in payments for dialysis services to veterans at non-VA centers. The new VA payment methodology has had a negative impact on our net operating revenues and cash flows as a result of the reduction in rates or as a result of the decrease in the number of VA patients we serve. Given the limited timeframe in which the bundled payment system has been in effect, at this time we cannot predict whether we will be able to sustain reductions in our operating costs to a level that will fully offset any reduction in overall reimbursement for services we provide to VA patients.

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

ITEM 6.	EXHIBITS

The following is a list of all exhibits filed as part of this Report:

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

2.1	Contribution and Merger Agreement, dated as of March 22, 2010, by and among American Renal Holdings Inc., the rollover stockholders named therein, Wachovia Capital Partners GP I, LLC, C.P. Atlas Holdings, Inc., C.P. Atlas Intermediate Holdings, LLC and C.P. Atlas Acquisition Corp. (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

3.1	Restated Certificate of Incorporation of American Renal Associates Holdings, Inc. (including all prior amendments to such Certificate of Incorporation) (incorporated by reference to the Quarterly Report on Form 10-Q filed by the Company on November 10, 2011).

3.2	American Renal Associates Holdings, Inc. By-Laws (incorporated by reference to the Quarterly Report on Form 10-Q filed by the Company on November 10, 2011).

3.3	Form of Joint Venture Operating Agreement (incorporated by reference to Amendment No. 1 to the registration statement on Form S-4 filed by American Renal Holdings Inc. on December 6, 2010).

4.1	Indenture, dated as March 4, 2011, between American Renal Holdings Company, Inc. (now known as American Renal Associates Holdings, Inc.) and Wilmington Trust, National Association (as successor by merger to Wilmington Trust FSB) (incorporated by reference to the registration statement on Form S-4 filed by the Company on July 22, 2011).

4.2	Registration Rights Agreement, dated as March 4, 2011, among American Renal Associates Holdings, Inc. (now known as American Renal Associates Holdings, Inc.) and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Barclays Capital Inc., as representatives to the several initial purchasers (incorporated by reference to the registration statement on Form S-4 filed by the Company on July 22, 2011).

4.3	Form of 9.75%/10.50% Senior PIK Toggle Notes due 2016 (included in Exhibit 4.1).

10.1	Indenture, dated as May 7, 2010, among American Renal Holdings Inc., the guarantors named therein and Wilmington Trust FSB, as trustee (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

10.2	Registration Rights Agreement, dated as May 7, 2010, among American Renal Holdings Inc., the guarantors named therein, and Banc of America Securities LLC, Barclays Capital Inc. and Wells Fargo Securities, LLC, as representatives to the several initial purchasers (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

10.3	Form of 8.375% Senior Secured Note due 2018 (included in Exhibit 10.1).

10.4	Security Agreement dated as May 7, 2010, among American Renal Holdings Inc., the guarantors named therein and Wilmington Trust FSB, as collateral agent (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

10.5	Trademark Security Agreement, dated as of May 7, 2010, between American Renal Associates LLC and Wilmington Trust FSB, as collateral agent (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

10.6	Intercreditor Agreement among American Renal Holdings Inc., C.P. Atlas Acquisition Corp., the guarantors named therein, Bank of America, N.A., as credit agreement administrative agent, and Wilmington Trust FSB, as collateral agent (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

10.7	Credit Agreement, dated as of May 7, 2010, among C.P. Atlas Acquisition Corp. (to be merged with and into American Renal Holdings Inc.), C.P. Intermediate Holdings, LLC, Bank of America, N.A. and the other lenders party thereto (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

10.8*	Amendment No. 2 dated August 27, 2012, to Credit Agreement, dated as of May 7, 2010, among American Renal Holdings Intermediate Company, LLC, American Renal Holdings Inc., Bank of America, N.A. and the other lenders party thereto.

10.9	Guaranty, dated as of May 7, 2010, among C.P. Atlas Acquisition Corp. (to be merged with and into American Renal Holdings Inc.), the guarantors named therein, Bank of America, N.A. and the other secured parties named therein (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

10.10	Security Agreement, dated as of May 7, 2010, among C.P. Atlas Acquisition Corp. (to be merged with and into American Renal Holdings Inc.), the guarantors party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

10.11	Employment Agreement, dated as of March 22, 2010, among American Renal Management LLC, American Renal Holdings Inc. and Syed T. Kamal (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

10.12	Employment Agreement, dated as of March 22, 2010, among American Renal Management LLC, American Renal Holdings Inc. and Joseph A. Carlucci (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

10.13	First Amendment to Employment Agreement among American Renal Management, LLC, American Renal Holdings Inc., American Renal Associates Holdings, Inc. and Joseph A. Carlucci effective as of May 15, 2012 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by American Renal Associates Holdings, Inc. on June 6, 2012).

10.14	Employment Agreement, dated as of March 22, 2010, among American Renal Management LLC, American Renal Holdings Inc. and John J. McDonough (as amended) (incorporated by reference to the registration statements on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010, and by American Renal Associates Holdings, Inc. on July 22, 2011).

10.15	2010 American Renal Associates Holdings, Inc. Stock Incentive Plan (incorporated by reference to the registration statement on Form S-4 filed by American Renal Associates Holdings Inc. on July 22, 2011).

10.16	Subscription Agreement, dated as of May 7, 2010, by and between C.P. Atlas Holdings, Inc., Centerbridge Capital Partners, L.P., Centerbridge Capital Partners SBS, L.P., Centerbridge Capital Partners Strategic, L.P., AFOS Equity LLC, Black Diamond Partners LLC, JJ Bark LLC and Tribeca Investments LLC (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

10.17	Equity Contribution, Exchange and Subscription Agreement, dated as of March 22, 2010, by and between C.P. Atlas Holdings, Inc. and Joseph A. Carlucci (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

10.18	Equity Contribution, Exchange and Subscription Agreement, dated as of March 22, 2010, by and between C.P. Atlas Holdings, Inc. and Christopher T. Ford 2005 Grantor Retained Annuity Trust (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

10.19	Equity Contribution, Exchange and Subscription Agreement, dated as of March 22, 2010, by and between C.P. Atlas Holdings, Inc. and Christopher T. Ford 2008 Grantor Retained Annuity Trust (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

10.20	Equity Contribution, Exchange and Subscription Agreement, dated as of April 30, 2010, by and between C.P. Atlas Holdings, Inc. and Wesley V. Forgue (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

10.21	Equity Contribution, Exchange and Subscription Agreement, dated as of March 22, 2010, by and between C.P. Atlas Holdings, Inc. and Syed T. Kamal (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

10.22	Equity Contribution, Exchange and Subscription Agreement, dated as of March 22, 2010, by and between C.P. Atlas Holdings, Inc. and John McDonough (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

10.23	Equity Contribution, Exchange and Subscription Agreement, dated as of April 29, 2010, by and between C.P. Atlas Holdings, Inc. and Lakhan Saha (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

10.24	Transaction Fee and Advisory Services Agreement, dated as of May 7, 2010, by and among C.P. Atlas Holdings, Inc., C.P. Atlas Intermediate Holdings, LLC, American Renal Holdings Inc. and Centerbridge Advisors, LLC (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

10.25	2011 American Renal Associates Holdings, Inc. Stock Option Plan for Nonemployee Directors (incorporated by reference to the registration statement on Form S-4 filed by American Renal Holdings Inc. on November 4, 2010).

10.26	Employment Agreement, dated as of October 13, 2011, among American Renal Management LLC, American Renal Holdings Inc. and Michael R. Costa (incorporated by reference to the Current Report on Form 8-K filed by American Renal Holdings Inc. on October 14, 2011).

10.27	Employment Agreement, dated as of October 13, 2011, among American Renal Management LLC, American Renal Holdings Inc. and Jon Wilcox (incorporated by reference to the Current Report on Form 8-K filed by American Renal Holdings Inc. on October 14, 2011).

10.28	Amended and Restated Stockholders Agreement dated June 28, 2010 (incorporated by reference to Exhibit 10.21 to the Current Report on Form 8-K filed by American Renal Associates Holdings, Inc. on May 18, 2012).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Changes in Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.

*	Filed herein

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC.
(Registrant)

/s/ Jon Wilcox
Name:	Jon Wilcox
Title:	Chief Financial Officer

November 9, 2012

(Date)